Form 10-Q
period 1997-03-31
SCIENCE MANAGEMENT CORP /NJ/
filed 1997-05-23
CIK 87759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1997     Commission File Number 1-6059
                              -----------------                         -------


                        SCIENCE MANAGEMENT CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  DELAWARE                              21-0692362
---------------------------------------      ----------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                No.)

            721 Routes 202-206
          Bridgewater, New Jersey                          08807
---------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (908) 722-0300
                                                  -----------------------------

                                    Not Applicable
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      No  X
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class of Common Stock        Outstanding at April 30, 1997
             ---------------------        -----------------------------
                $ .10 par value                  2,000,000 shares

                     SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES

                                   INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996.                             3

            Consolidated Statements of Operations for the
            Three-Month Periods Ended March 31, 1997 and 1996.                4

            Consolidated Statements of Cash Flows
            for the Three-Month Periods Ended
            March 31, 1997 and 1996.                                          5

            Notes to Consolidated Financial Statements                      6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations                7-9


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                                10

   ITEM 5 - Other Information                                             10-11

   ITEM 6 - Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12


                     SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                (Unaudited - in thousands)

                                                  March 31,     December 31,
                                                    1997            1996
                                                ------------    ------------
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . .     $        306    $        406
    Accounts receivable, net. . . . . . . .            4,217           3,646
    Prepaid and other current assets. . . .               71             151
                                                ------------    ------------
         Total current assets . . . . . . .            4,594           4,203

    Property and equipment, net . . . . . .              392             409
    Other assets. . . . . . . . . . . . . .               85              87
    Goodwill. . . . . . . . . . . . . . . .              444             449
                                                ------------    ------------
         Total assets . . . . . . . . . . .     $      5,515    $      5,148
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . .     $      1,867    $      1,737
    Accrued payroll and vacation. . . . . .              223             136
    Other liabilities . . . . . . . . . . .            1,197           1,107
                                                ------------    ------------
         Total current liabilities. . . . .            3,287           2,980

  Liabilities from reorganization plan . .             1,279           1,279
                                                ------------    ------------
         Total liabilities . . . . . . . .             4,566           4,259

  Stockholders' equity
    Preferred stock, $1 par value,
      1,750,000 shares authorized
      and outstanding. . . . . . . . . . .             1,750           1,750
    Common stock , $.10 par value;
      10,000,000 shares authorized
      and 2,000,000 shares outstanding . .               200             200
    Capital in excess of par value . . . .                14              14
  Accumulated deficit. . . . . . . . . . .            (1,015)         (1,075)
                                                 ------------    ------------
         Total stockholders' equity. . . .               949             889
                                                 ------------    ------------

         Total liabilities and
           stockholders' equity. . . . . .       $     5,515     $     5,148
                                                 ============    ============


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                     SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Operations
                  (Unaudited - in thousands, except per share amounts)

                                                     For the Three-Month
                                                   Periods Ended March 31,
                                                   -----------------------
                                                      1997         1996
                                                   -----------  -----------
GROSS REVENUE . . . . . . . . . . . . . . . .      $    5,874   $    5,985
Purchased services and materials,
  at costs. . . . . . . . . . . . . . . . . .           2,538        2,174
                                                   -----------  -----------
NET SERVICE REVENUE . . . . . . . . . . . . .           3,336        3,811

Direct costs of services and overhead . . . .           2,012        2,470
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . .           1,264        1,451
                                                   -----------  -----------
OPERATING INCOME. . . . . . . . . . . . . . .              60         (110)

OTHER EXPENSE
Interest expense. . . . . . . . . . . . . . .             ---           47
Income tax expense. . . . . . . . . . . . . .             ---          ---
                                                   -----------  -----------
Income (loss) from continuing operations. . .              60         (157)

Loss from discontinued operations . . . . . .             ---         (115)
                                                   -----------  -----------

NET INCOME (LOSS) . . . . . . . . . . . . . .      $       60   $     (272)
                                                   ===========  ===========

Income (loss) per share from continuing
  operations. . . . . . . . . . . . . . . . .      $     0.03   $    (0.05)
                                                   ===========  ===========

Loss per share from discontinued
  operations. . . . . . . . . . . . . . . . .      $      ---   $    (0.03)
                                                   ===========  ===========

NET INCOME (LOSS) PER SHARE . . . . . . . . .      $     0.03   $    (0.08)
                                                   ===========  ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . . . . . . .           2,000        3,300
                                                   ===========  ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                  For the Three-Month
                                                 Periods Ended March 31,
                                                 ------------------------
                                                     1997        1996
                                                 -----------  -----------
Cash flows from operating activities
  Net income (loss). . . . . . . . . . . . .     $       60   $     (272)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities
      Depreciation and amortization. . . . .             48           84
      Provision for doubtful accounts
        receivable . . . . . . . . . . . . .            (67)          10
                                                 -----------  -----------
          Subtotal . . . . . . . . . . . . .             41         (178)

Changes in assets and liabilities,
  net of asset dispositions
      (Increase) decrease in accounts
       receivable. . . . . . . . . . . . . .           (504)       1,035
      Decrease (increase) in prepaids
       and other assets. . . . . . . . . . .             82         (195)
      Increase (decrease) in accounts
       payable . . . . . . . . . . . . . . .            130         (826)
      Increase in accrued salaries
       and vacation. . . . . . . . . . . . .             87          171
      Increase (decrease) in other
       liabilities . . . . . . . . . . . . .             90         (477)
                                                 -----------  -----------
          Net cash used in operating
           activities. . . . . . . . . . . .            (74)        (470)
                                                 -----------  -----------

Cash flows from investing activities
  Purchase of property and equipment . . . .            (26)         (96)
                                                 -----------  -----------

Cash flows from financing activities
  Net borrowings on notes payable. . . . . .            ---          322
                                                 -----------  -----------

Net decrease in cash . . . . . . . . . . . .           (100)        (244)
Cash at the beginning of the year. . . . . .            406        2,227
                                                 -----------  -----------

Cash at the end of the period. . . . . . . .     $      306   $    1,983
                                                 ===========  ===========

Supplementary disclosure of cash flow
 information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . .     $        0   $       47
    Income taxes . . . . . . . . . . . . . .              0            0


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Science Management Corporation ("SMC" or the "Company") Annual Report on Form 10-K. The Company has not made any public filings since November 23, 1994 due to bankruptcy proceedings under Chapter 11. The Company has subsequently emerged from Chapter 11 on July 10, 1996. All financial statements presented have not been audited.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1997, and the results of operations for the three-month periods ended March 31, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

(B)  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

     It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

                  SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

(D)  Contingencies

     SMC and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(E)  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period being reported.

(F)  Common and Preferred Stock

     Pursuant to SMC's Plan of Reorganization (the "Plan"), which was confirmed by the U.S. Bankruptcy Court on April 17, 1996, and became effective on July 10, 1996, all of the common stock of Science Management Corporation, outstanding as of July 10, 1996 (the "Old Common Stock"), was cancelled. As provided by the terms of the Plan, holders of Old Common Stock, the holders of unsecured claims allowed by the Court in the Chapter 11 proceeding, and certain members of the Company's management, received distributions of new common shares of SMC ("New Common Stock"). In addition, and as described in the Plan, Imperial Capital Worldwide Partners, the holder of the largest secured claim against SMC, received a distribution of New Common Stock together with a distribution of 1,750,000 shares of Science Management Corporation Preferred Stock, with a par value of $1.00 per share and redeemable by the Company subject to conditions and restrictions contained in the Plan.

     The total number of Old Common Stock cancelled pursuant to the Plan was 3,300,000 shares. A total of 10,000,000 shares of New Common Stock, par value $0.10 per share, were authorized under the Plan, with issuance as described above on July 10, 1996, of a total of 2,000,000 shares.

(G)  Subsequent Event

     Effective April 30, 1997, Versar, Inc. ("Versar") acquired 53% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation ("SMC") for aggregate consideration of $2,870,000 in cash. Versar intends to propose a merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock, subject to SMC stockholder approval. (See Item 5 - "Other Information" for further details.)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter 1997 Compared to First Quarter 1996
-------------------------------------------------

     Gross revenue for the first quarter of 1997 decreased by $111,000 (2%) compared with the first quarter of 1996. The result was due to a decrease in sales from the environmental and engineering segment of the Company's business, offset in part by increases in the management services and systems segment.
The decline in environmental and engineering reflected a decrease in sales of environmental engineering services primarily caused by a reduced enforcement

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

activity in the Company's service region together with the positive impact on the first quarter of 1996 of a major design and construction contract which was concluded in April of that year. The improved revenues from the management services and systems segment came primarily from the commencement in February of a major domestic consulting project, augmented by increased consulting revenues in the European operation.

     Purchased services and materials increased $364,000 (17%) in the first quarter of 1997 compared with such costs for the comparable period of fiscal year 1996. This increase resulted from a higher level of equipment rental costs associated with a remote construction project in the engineering segment, coupled with the addition of several consultants in the domestic consulting business pursuant to the contract noted above.

     Direct costs of services and overhead decreased by $458,000 (19%), for the first quarter of 1997 as compared to the first quarter of 1996. This is the result of lower direct salaries and wages in the engineering segment in the current year period and both the decreased revenues from environmental engineering services which was partially offset by the impact of additional personnel on staff during the first quarter of 1997 to fulfill the previously mentioned major design and construction project.

     Selling, general, and administrative expenses decreased $187,000 (13%) in the first quarter of 1997 compared to the comparable prior-year period. This reduction reflected cost control measures throughout the Company, primarily through reducing insurance costs by consolidating insurance programs.

     Loss from discontinued operations of $115,000, net of tax, in the first quarter of 1996 represents the combined net loss from SMC's former subsidiaries in Belgium, France, Germany, and the Netherlands. Pursuant to the Company's Plan of Reorganization, these subsidiaries were sold in May, 1996, in satisfaction of certain pre-petition secured debts of the Company.

     SMC reported net income of $60,000 for the first quarter of 1997, compared with a loss of $272,000 in the first quarter of 1996. The improvement resulted from increases in the management services and systems unit income, which had recorded a loss for the first three months of 1996, and an increase in the engineering and construction operations, and reduced in part by a loss in the environmental consulting unit.

Liquidity and Capital Resources
-------------------------------

     During the first quarter of 1997, the Company continued to suffer from liquidity difficulties following its emergence from Chapter 11 in July, 1996. While working capital at March 31, 1997, increased by $84,000 (7%) from December 31, 1996; cash balances decreased by $100,000 due to increased receivables. SMC continued its efforts to secure new financing throughout the first quarter of 1997. In addition, the Company has made substantial progress in enhancing its operating cash flows through stringent cost control and emphasis on targeted marketing of those of its services which attract higher margins.

Impact of Inflation
-------------------

     SMC seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
-----------------

     Effective April 30, 1997, Versar, Inc. acquired 53% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation for aggregate consideration of $2,870,000 in cash. Versar intends to propose a merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock, subject to SMC stockholder approval. (See Item 5 - "Other Information" for further details.)


          THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Shortly after Science Management Corporation emerged from bankruptcy on July 10, 1996, disputes arose between its new majority investors, Imperial Capital Worldwide Partners, L.P. and the management of the Company. Subsequently, two lawsuits were instituted against Imperial and its principals. On September 6, 1996, two SMC administrative creditors filed a Complaint for injunctive and other relief entitled Ravin, Sarashon, Cook, Baumgarten, Fisch & Rosen, P.C. and Shanley & Fisher, P.C. v. Imperial Worldwide Partners, L.P. et al. Case No. 93-34553 in the United States Bankruptcy Court, District of New Jersey, to restrain certain actions by Imperial and its principals and to designate James A. Skidmore, Jr. as the manager of the Company to operate the Company on a day to day basis and carry out the terms of the Plan of Reorganization. On November 6, 1996, James A.Skidmore, Jr. and other management shareholders, and certain other shareholders filed a Complaint against Imperial entitled - James A. Skidmore, Jr. et al. v. Imperial Capital Worldwide Partners, L.P. et al. Docket No. MON C 278-96 in the Superior Court of New Jersey, Monmouth County, Chancery Division seeking an injunction against Imperial and its principals to rescind certain Board of Directors actions, to enjoin their interference with Mr. Skidmore's day to day management of the Company and to permit the corporation to obtain working capital.

     As part of the Stock Purchase Agreement dated April 30, 1997 between Versar, Inc. and Imperial Worldwide Partners, L.P. it was agreed that the Plaintiffs and the Defendants in the two above cited proceedings would execute mutual releases from further liability and agree to enter into Stipulations of Dismissal for both actions. The Mutual Releases have been signed by all but four plaintiffs in the Skidmore case. In the event all releases are executed, Stipulations of Dismissal will be filed in the appropriate courts.

     In June 1996, Flintlock Ltd, a client of SMC McEver, a subsidiary of the Company, filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have also engaged in discussions regarding possible mediation.

     SMC McEver has retained counsel and is defending this matter vigorously. The management of the Company is evaluating the Company s defenses and potential exposure.

     SMC and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that the ultimate unfavorable resolution of these other legal actions will not have a material adverse affect on its consolidated financial condition and results of operations.

Item 5.  Other Information

     Science Management Corporation filed for bankruptcy on July 28, 1993. The Company emerged from bankruptcy on July 10, 1996 as a result of an investment by Imperial Capital Worldwide Partners, L.P. in exchange for approximately 53% of the outstanding newly issued Common Stock, 100% of the newly issued preferred stock of the Company and certain options to purchase 350,000 additional shares of outstanding common stock from other shareholders of the Company. Since that time the Company has continued to suffer financial difficulty, primarily from the lack of working capital. After emerging from bankruptcy, the Company has not had the financial resources to maintain its periodic reporting under the Securities Exchange Act of 1934, as amended. Further, shortly after the Company emerged from bankruptcy, its new majority investors were sued in state and bankruptcy courts by certain management stockholders, other stockholders and two of the Company's administrative creditors. See Item 1, Legal Proceedings. The limited resources of the Company were monopolized by this litigation.

     On May 2, 1997, pursuant to a Stock Purchase Agreement dated April 30, 1997, Versar, Inc. (Versar) purchased from Imperial Capital Worldwide Partners, L.P., a Delaware limited partnership (Imperial) 1,070,000 shares of common stock of the Company (representing approximately 53% of the issued and outstanding common stock of the Company), 100% of the issued and outstanding preferred stock of the Company and certain options to purchase 350,000 additional shares of the Company s common stock for an aggregate purchase price of $2,790,000 paid in cash. As additional consideration for such stock purchases, Versar paid certain legal fees incurred by Imperial and its affiliates in connection with the stock purchase and other matters related to the Company in an aggregate amount of $80,000.

     At the same time, Versar entered into an Agreement to Merge with James A. Skidmore, Jr., Chairman and CEO of the Company and certain other management shareholders. Pursuant to this Agreement, Versar presently intends to propose a merger pursuant to which the Company will be merged into a subsidiary of Versar and the remaining shares of Company s common stock not held by Versar will be exchanged for newly issued shares of the Versar's common stock, subject to the negotiation of a definitive merger agreement by the Company and Versar.

     On April 30, 1997, pursuant to the Stock Purchase Agreement, Harvey Borsuk, Jonathan Borsuk and Michelle Borsuk Dana resigned as director s of the Company and Benjamin M. Rawls, Lawrence W. Sinnott and James C. Dobbs, Chairman and
CEO, Vice President and CFO and Vice President and General Counsel respectively of Versar were elected to the Company s Board of Directors.

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
              None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    SCIENCE MANAGEMENT CORPORATION
                                   --------------------------------
                                      (Registrant)






                                   By:  /s/ James A. Skidmore, Jr.
                                      -----------------------------
                                      James A. Skidmore, Jr.
                                      President and Chief Executive Officer



















Date:  May 23, 1997