Form 10-Q
period 1997-06-30
SCIENCE MANAGEMENT CORP /NJ/
filed 1997-08-19
CIK 87759

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 1997  Commission File Number 1-6059
                              ---------------                       --------


                        SCIENCE MANAGEMENT CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                   21-0692362
-------------------------------------    --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

         721 Routes 202-206
       Bridgewater, New Jersey                             08807
----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (908) 722-0300
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

                              Yes      No  X
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock               Outstanding at July 31, 1997
    ---------------------               ----------------------------
        $ .10 par value                      2,000,000 shares

              SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996.                         3

               Consolidated Statements of Operations for the
               Three-Month and Six-Month Periods Ended
               June 30, 1997 and 1996.                                      4

               Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended
               June 30, 1997 and 1996.                                      5

               Notes to Consolidated Financial Statements                 6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations           8-9


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                            10

      ITEM 5 - Other Information                                         10-11

      ITEM 6 - Exhibits and Reports on Form 8-K                             11

   SIGNATURES                                                               12

              SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                        (Unaudited - in thousands)


                                                    June 30,      December 31,
                                                      1997            1996
                                                    --------      ------------

ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . . .       $    342        $    406
    Accounts receivable, net. . . . . . . . .          5,280           3,633
    Prepaid and other current assets. . . . .            148             165
                                                    ---------       ---------
      Total current assets. . . . . . . . . .          5,770           4,204

  Property and equipment, net . . . . . . . .            371             409
  Other assets. . . . . . . . . . . . . . . .             62              86
  Intangible. . . . . . . . . . . . . . . . .          1,028           1,077
                                                    ---------       ---------
      Total assets. . . . . . . . . . . . . .       $  7,231        $  5,776
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .       $  2,408        $  1,736
    Accrued payroll and vacation. . . . . . .            164             136
    Other liabilities . . . . . . . . . . . .          1,801           1,124
                                                    ---------       ---------
      Total current liabilities . . . . . . .          4,373           2,996

  Liabilities from reorganization plan. . . .          1,010           1,123
                                                    ---------       ---------
      Total liabilities . . . . . . . . . . .          5,383           4,119

  Stockholders' equity
    Preferred stock, $1 par value,
     1,750,000 shares authorized
     and outstanding. . . . . . . . . . . . .          1,750           1,750
    Common stock , $.10 par value;
     5,000,000 shares authorized
     and 2,000,000 shares outstanding . . . .            200             200
    Capital in excess of par value. . . . . .             14              14
  Accumulated deficit . . . . . . . . . . . .           (116)           (307)
                                                    ---------       ---------
      Total stockholders' equity. . . . . . .          1,848           1,657
                                                    ---------       ---------

      Total liabilities and
       stockholders' equity . . . . . . . . .       $  7,231        $  5,776
                                                    =========       =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

             SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                     For theThree-Month                For the Six-Month
                    Periods Ended June 30,            Periods Ended June 30,
                    ----------------------            ----------------------
                    1997            1996              1997            1996
                    ----            ----              ----            ----

GROSS REVENUE . . . . . . . . .  $  6,555    $  6,453    $ 12,429    $ 12,438
Purchased services and
 materials, at costs. . . . . .     3,444       2,382       5,982       4,556
                                 ---------   ---------   ---------   ---------
NET SERVICE REVENUE . . . . . .     3,111       4,071       6,447       7,882

Direct costs of services
 and overhead . . . . . . . . .     1,826       2,469       3,838       5,054
Selling, general and
 administrative expenses. . . .     1,087       1,530       2,400       2,981
                                 ---------   ---------   ---------   ---------
OPERATING INCOME. . . . . . . .       198          72         209        (153)

OTHER EXPENSE
Interest (income) expense . . .       ---          (4)        ---          43
Income tax expense. . . . . . .        18         216          18         216
                                 ---------   ---------   ---------   ---------

NET INCOME (LOSS) . . . . . . .  $    180    $   (140)   $    191    $   (412)
                                 =========   =========   =========   =========

NET INCOME (LOSS) PER SHARE . .  $    .09    $   (.04)   $    .10    $   (.12)
                                 =========   =========   =========   =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . .     2,000       3,300       2,000       3,300
                                 =========   =========   =========   =========



                        The accompanying notes are an integral
                   part of these consolidated financial statements.

             SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                        For the Six-Month
                                                      Periods Ended June 30,
                                                      ----------------------
                                                        1997          1996
                                                        ----          ----

Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . .        $    191      $    412
 Adjustments to reconcile net income to
  net cash used in operating activities
      Depreciation and amortization . . . . .             132           200
      Provision for doubtful accounts
       receivable . . . . . . . . . . . . . .            (106)           20
                                                     ---------     ---------
         Subtotal . . . . . . . . . . . . . .             217           632

 Changes in assets and liabilities,
  net of asset dispositions
      (Increase) decrease in accounts
       receivable . . . . . . . . . . . . . .          (1,542)        1,701
      Decrease (increase) in prepaids
       and other assets . . . . . . . . . . .              41           (49)
      Increase (decrease) in accounts
       payable. . . . . . . . . . . . . . . .             672          (979)
      Increase (decrease) in accrued
       salaries and vacation. . . . . . . . .              28          (462)
      Decrease in other liabilities . . . . .             (25)       (3,090)
                                                     ---------     ---------
         Net cash used in operating
          activities. . . . . . . . . . . . .            (609)       (2,247)
                                                     ---------     ---------

Cash flows from investing activities
 Purchase of property and equipment . . . . .             (46)          (34)
                                                     ---------     ---------

Cash flows from financing activities
 Net borrowings on notes payable. . . . . . .             ---           173
 Principal payments on long-term debt . . . .            (113)          ---
 Proceeds from Versar . . . . . . . . . . . .             704           ---
                                                     ---------     ---------
         Net cash provided by financing
          activities. . . . . . . . . . . . .             591           173


Net decrease in cash. . . . . . . . . . . . .             (64)       (2,108)
Cash at the beginning of the year . . . . . .             406         2,227
                                                     ---------     ---------

Cash at the end of the period . . . . . . . .        $    342      $    119
                                                     =========     =========

Supplementary disclosure of cash flow information:
 Cash paid during the period for
  Interest. . . . . . . . . . . . . . . . . .        $      0      $     43
  Income taxes. . . . . . . . . . . . . . . .               0             0



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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1997, and the results of operations for the six-month periods ended June 30, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     The total number of Old Common Stock cancelled pursuant to the Plan was 3,300,000 shares. A total of 5,000,000 shares of New Common Stock, par value $0.10 per share, were authorized under the Plan, with issuance as described above on July 10, 1996, of a total of 2,000,000 shares.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Six Months and Second Quarter 1997 Compared to 1996
---------------------------------------------------------

     Gross revenue for the first half of 1997 was virtually unchanged from the first six months of 1996, despite the absence in the 1997 period of the Company's former European subsidiaries, which collectively contributed $2.9 million in revenues during the first half of 1996. This improvement came about through significantly increased revenues in the Company's engineering and construction business and domestic consulting business. The engineering and construction increase reflected strong second quarter 1997 sales on new projects, compared with a relatively slow second quarter in 1996, while the increase in the consulting business was driven by work received in February 1997.

     Gross revenue for the second quarter of 1997 increased $102,000 (2%) over the comparable 1996 period. This resulted from the strong sales in the engineering and construction and consulting segments as noted above. In addition, the gross revenues in the second quarter of 1997 included revenues of approximately $474,000 from SMC's current efforts to rebuild its European business. This significantly tempered the reduction of $947,000 of revenue contributions during the second quarter of 1996 from the former European businesses, which were sold in May 1996 in accordance with the Company's Plan of Reorganization.

     Purchased services and materials increased by $1,426,000 (31%) and $1,062,000 (45%) in the first six months and in the second quarter of 1997, respectively, as compared to similar periods in 1996. These increases reflected the greater relative contribution from the engineering and construction segments, with a higher level of direct pass-through costs coupled with the use of contracted consultants in the current year.

     The $1,216,000 (24%) reduction in direct costs of services and overhead for the first six months of 1997 compared with the first six months of 1996 resulted from lower direct salaries and wages in the environmental engineering segment in the current year period along with the impact of the sale of SMC's former European businesses in 1996. This reduction reflected both the decreased labor utilization in the environmental engineering in 1997 and the impact of additional personnel on staff during the first quarter of 1996 to fulfill a major design and construction project, which was concluded in April 1996. The $643,000 (26%) decrease in this category for the second quarter of 1997 compared with the second quarter of 1996 resulted largely from the same factors as mentioned above.

     Selling, general, and administrative expenses decreased $581,000 (15%) in the first six months and $443,000 (25%) in the second quarter of 1997 as compared to similar periods in 1996. This reduction reflected cost control measures throughout the Company, led by reduced commercial insurance costs through consolidation of the insurance program, as well as the impact of the absence in 1997 of general and administrative expenses from the former European businesses.

     The absence of interest expense in the current year resulted from the satisfaction in May 1996 of a secured interest-bearing pre-petition claim on the Company, satisfied through the sale of the former European subsidiaries.

     Income tax expense in 1996 resulted entirely from the former European subsidiaries.

     SMC reported net income of $191,000 for the first six months and $180,000 for the second quarter of 1997, compared with losses of $412,000 and $140,000 in the respective periods of 1996. The improvement is the result of improved earnings in the consulting services and the engineering and construction units, both of

ITEM 2 Management's Discussion and Analysis of FinancialCondition and Results of Operations (continued)

which were profitable in the 1997 periods after reporting losses for the first six months of 1996, complemented by increased profitability levels in the business information systems unit. These gains were offset in part by continuing losses in the environmental unit, which has experienced significant revenue declines primarily as a result of decreased environmental enforcement activity in its service area.

Liquidity and Capital Resources
-------------------------------

     During the first six months of 1997, the Company continued to suffer from liquidity difficulties following its emergence from Chapter 11 in July 1996. While working capital at June 30, 1997 increased by $189,000 (16%) from December 31, 1996; cash balances decreased by $64,000 due to increased receivables. SMC continued its efforts to secure new financing throughout the first quarter of 1997. In addition, the Company has made substantial progress in enhancing its operating cash flows through stringent cost control and emphasis on targeted marketing of those of its services which attract higher margins.

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




          THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Shortly after Science Management Corporation emerged from bankruptcy on July 10, 1996, disputes arose between its new majority investors, Imperial Capital Worldwide Partners, L.P. and the management of the Company. Subsequently, two lawsuits were instituted against Imperial and its principals. On September 6, 1996, two SMC administrative creditors filed a Complaint for injunctive and other relief entitled Ravin, Sarashon, Cook, Baumgarten, Fisch & Rosen, P.C. and Shanley & Fisher, P.C. v. Imperial Worldwide Partners, L.P. et al. Case No. 93-34553 in the United States Bankruptcy Court, District of New Jersey, to restrain certain actions by Imperial and its principals and to designate James A. Skidmore, Jr. as the manager of the Company to operate the Company on a day to day basis and carry out the terms of the Plan of Reorganization. On November 6, 1996, James A.Skidmore, Jr. and other management shareholders and certain unsecured creditor shareholders filed a Complaint against Imperial entitled - James A. Skidmore, Jr. et al. v. Imperial Capital Worldwide Partners, L.P. et al. Docket No. MON C 278-96 in the Superior Court of New Jersey, Monmouth County, Chancery Division seeking an injunction against Imperial and its principals to rescind certain Board of Directors actions and enjoin their interference with Mr. Skidmore s day to day management of the Company.

     As part of the Stock Purchase Agreement dated April 30, 1997 between Versar, Inc. and Imperial Worldwide Partners, L.P. it was agreed that the Plaintiffs and the Defendants in the two above cited proceedings would execute mutual releases from further liability and agree to enter into Stipulations of Dismissal for both actions. The Mutual Releases have been signed by all but four plaintiffs in the Skidmore case, (who are expected to sign in the next few days), at which time Stipulations of Dismissal will be filed in the appropriate courts.

     In June 1996, Flintlock Ltd, a client of SMC McEver, a subsidiary of the Company, filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project s cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery
which remains ongoing.   The parties have also engaged in discussions
regarding possible mediation.

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

Item 5.  Other Information

     Science Management Corporation filed for bankruptcy on July 28, 1993.
The Company emerged from bankruptcy on July 10, 1996 as a result of an investment by Imperial Capital Worldwide Partners, L.P. in exchange for approximately 53% of the outstanding newly issued Common Stock, 100% of the newly issued preferred stock of the Company and certain options to purchase 350,000 additional shares of outstanding common stock from other shareholders of the Company. Since that time the Company has continued to suffer financial difficulty. After emerging from bankruptcy, the Company has not had the financial resources to maintain its periodic reporting under the Securities Exchange Act of 1934, as amended. Further, shortly after the Company emerged from bankruptcy, its new majority investors were sued in state and bankruptcy courts by certain management stockholders, other stockholders and two of the Company s administrative creditors. See Item 1, Legal Proceedings. The limited resources of the Company were monopolized by this litigation.

     On May 2, 1997, pursuant to a Stock Purchase Agreement dated April 30, 1997, Versar, Inc. ( Versar ) purchased from Imperial Capital Worldwide Partners, L.P., a Delaware limited partnership ( Imperial ) 1,070,000 shares of common stock of the Company (representing approximately 53% of the issued and outstanding common stock of the Company), 100% of the issued and outstanding preferred stock of the Company and certain options to purchase 350,000 additional shares of the Company s common stock for an aggregate purchase price of $2,790,000 paid in cash. As additional consideration for such stock purchases, Versar paid certain legal fees incurred by Imperial and its affiliates in connection with the stock purchase and other matters related to the Company in an aggregate amount of $80,000.

     At the same time, Versar entered into an Agreement to Merge with James
A. Skidmore, Jr., Chairman and CEO of the Company and certain other management shareholders. Pursuant to this Agreement, Versar presently intends to propose a merger pursuant to which the Company will be merged into a subsidiary of Versar and the remaining shares of Company s common stock not held by Versar will be exchanged for newly issued shares of the Versar s common stock, subject to the negotiation of a definitive merger agreement by the Company and Versar.

     On May 2, 1997, pursuant to the Stock Purchase Agreement, Harvey Borsuk, Jonathan Borsuk and Michelle Borsuk Dana resigned as director s of the Company and Benjamin M. Rawls, Lawrence W. Sinnott and James C. Dobbs, Chairman and CEO, Vice President and CFO and Vice President and General Counsel respectively of Versar were elected to the Company s Board of Directors.

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
          None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        SCIENCE MANAGEMENT CORPORATION
                                        ------------------------------
                                                  (Registrant)






                                        By:   /s/  James A. Skidmore, Jr.
                                           -----------------------------------
                                           James A. Skidmore, Jr.
                                           President and Chief Executive
                                           Officer











Date:  August 19, 1997