Form 10-K
period 1996-12-31
SCIENCE MANAGEMENT CORP /NJ/
filed 1997-09-18
CIK 87759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended                         Commission File
         December 31, 1996                                 No. 1-6059


                         SCIENCE MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           21-0692362
       (State or other jurisdiction       (I.R.S. employer identification)
       incorporation or organization)
                               721 Routes 202/206
                          Bridgewater, New Jersey 08807
                    (Address of principal executive offices)
                                 (908) 722-0300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

                                      None
                   (Name of each exchange on which registered)
          Securities registered pursuant to Section 12(g) of Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1997 was approximately $538,340.

         The number of shares of Common Stock outstanding as of August 31, 1997 was 1,999,604.

         The Exhibit Index required by 17 CFR Par 240.0-3(c) is located on Page 22 hereof.

                                     PART I
ITEM 1. BUSINESS

Background

         Science Management Corporation ("SMC") has traditionally operated through a series of subsidiaries offering management services and systems, environmental consulting and engineering services to both the public and private sectors. During the 1970's and 1980's, SMC grew from a relatively small company to a large, multi-national company with several subsidiaries and aggregate annual sales of approximately $90 million. By the early 1990's, SMC began to suffer financially from a soft economy, expensive lease obligations undertaken in the 1980's, large overhead costs and personnel defections in two of its subsidiaries. In the early 1990's, discretionary spending for professional services in the United States and internationally slowed dramatically, and, as a result, SMC's business suffered a decline in revenue. This loss of revenue created a cash flow problem, particularly because SMC was obligated to continue fulfilling office lease obligations that could not be renegotiated. By 1993, although SMC had attempted to survive the difficult market conditions by selling several of its subsidiaries and taking other corporate action, the Board of Directors of SMC determined that the financial condition of SMC could best be enhanced by seeking relief through the bankruptcy process. Consequently, SMC, but not its operating subsidiaries, in cooperation and agreement with its bank, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in July 1993.

         At the time the bankruptcy petition was filed, Constellation Bank N.A. (the "Bank") held a first priority lien on the stock of SMC's domestic subsidiaries and was owed approximately $5,150,000. In addition, Donald Gant, who was owed approximately $2,000,000, held a first priority lien on the stock of SMC's foreign subsidiaries except for the United Kingdom subsidiary.

         Throughout 1993 and 1994, SMC continued to pursue a reorganization program intended to reduce losses, strengthen and refocus its business and generate working capital. SMC made substantial progress towards cost containment in a number of areas, and began to realize the benefits of this cost reduction program in the results of operations during 1994. Notwithstanding such progress, in 1995 and 1996, SMC operations were adversely affected by the lack of liquidity and working capital. SMC's cash position dramatically declined during this period. During the pendency of the bankruptcy proceedings, no new capital was invested in SMC, nor did it have any bank financing.

         On June 28, 1994, SMC and its domestic subsidiaries executed an agreement (the "Agreement") with the Bank and Somerset Kensington Capital Corp. ("Somerset"), pursuant to which the Bank's claim of approximately $5,400,000 was assigned to Somerset for the sum of $900,000. A dispute then arose between SMC and Somerset concerning their respective rights under the Agreement. Ultimately, Imperial Capital Worldwide Partners, L.P. ("Imperial") took an assignment of the Bank's claim from Somerset for the sum of approximately $1,035,000. Prior to SMC's motion to the Bankruptcy Court for approval of this assignment, Imperial had assured SMC management that it would become a co-proponent of a plan of reorganization for SMC and that it would contribute substantial additional working capital to SMC.

         During 1995, SMC and Imperial contentiously dealt with several disputes arising from the written agreement between SMC and Imperial regarding the reorganization plan and the introduction of working capital to SMC. On January 25, 1996, after months of protracted negotiations, SMC and Imperial, as co-proponents, filed the Fifth Modified Plan of Reorganization (the "Bankruptcy Plan"), which was confirmed by the U.S. Bankruptcy Court in a hearing held on April 17, 1996. The Bankruptcy Plan became effective and SMC emerged from bankruptcy protection on July 10, 1996 (the "Effective Date").

         Pursuant to the Bankruptcy Plan, SMC was recapitalized as follows. SMC's old common stock (3,300,000 shares outstanding) and all other equity interests related thereto were canceled, annulled and extinguished. A total of 10,000,000 shares of new common stock were authorized, and 1,999,604 of such shares were issued and distributed.

SMC also issued 1,750,000 shares of new preferred stock, redeemable subject to restrictions specified in the Bankruptcy Plan.

         On the Effective Date, in satisfaction of Imperial's claim as successor to the Bank and Somerset, Imperial received approximately 53.5% of SMC's new common stock, 100% of SMC's new preferred stock and an option to purchase an additional 17.5% of SMC's new common stock from all of the other holders of SMC's new common stock on a pro rata basis. The unsecured creditors received 20% of SMC's new common stock plus cash in the amount of $570,000, to be paid over a three-year period on each anniversary of the Effective Date. The remaining shares of SMC's new common stock were issued to certain management stockholders (17%), the former equity holders of SMC (7.5%) and Charles Gordon Holladay (2%).

         At a foreclosure auction conducted pursuant to the Bankruptcy Plan, Mr. Gant purchased SMC's interest in its foreign subsidiaries except for the United Kingdom subsidiary in exchange for his secured claim.

         The Bankruptcy Plan also addressed the composition of the Board of Directors of SMC, giving Imperial the right to designate three members and providing that James A. Skidmore, Jr., who has been President and Chief Executive Officer and a director of SMC since 1972 and Chairman of the Board of SMC since 1975, would be Chairman of the Board and that he would have the right to designate an additional member of the Board. Mr. Skidmore's designee was Aaron Locker.

         From inception, the Board appointees of Imperial, Harvey Borsuk, Jonathan Borsuk and Michelle Borsuk Dana (collectively, the "Borsuks"), and the other directors and management of SMC disagreed as to the management of SMC and the requirements of the Bankruptcy Plan. One of the major disagreements was regarding the subject of working capital. The Bankruptcy Plan did not provide for any injection of working capital by Imperial or any other person; it did, however, permit SMC to seek asset-based debt financing for purposes of working capital. After the Effective Date, SMC continued to suffer financial difficulty, primarily from the lack of working capital, as the Board of Directors of SMC (controlled by Imperial) continually rejected management's working capital proposals.

         These disagreements and others led to a deadlock between management and the Board and the inability of SMC to implement a viable business and financing plan. In connection with these and related disagreements, including the involuntary termination of Mr. Skidmore as President and Chief Executive Officer of SMC in violation of his Employment Agreement, the following two lawsuits were instituted against the Borsuks and Imperial: James A. Skidmore, Jr. et. al. vs. Imperial Capital et al., pending before the Superior Court of New Jersey, Monmouth County, Chancery Division (the "Superior Court Action") and Ravin Sarasohn et al. vs. Imperial Capital et al., pending before the United States Bankruptcy Court, New Jersey Division (the "Ravin Sarasohn Action"). See Item 3
- "Legal Proceedings" for a discussion of these lawsuits.

         As a result of the Ravin Sarasohn Action, the Bankruptcy Court enjoined the Borsuks from paying themselves any compensation. As a result of the Superior Court Action, Mr. Skidmore was restored to his position as President and Chief Executive Officer of SMC and both Imperial and the Borsuks were restrained from interfering with his exercise of the corporate duties associated with his position, including his ability to oversee the day-to-day operations of SMC, and the Borsuks agreed to negotiate in good faith with Mr. Skidmore to resolve their differences or to effectuate a buyout by one party of the other.

         On or about December 4, 1996, Mr. Skidmore and his counsel, other representatives of SMC and Harvey and Jonathan Borsuk and their counsel met to discuss, among other things, whether or not other outside investors could be brought in to purchase the Borsuks' equity interests in SMC. During that meeting the Borsuks stated that they would negotiate in good faith if Mr. Skidmore could produce such a potential investor.

         During the ensuing period, from December 1996 through March 1997, SMC management worked vigorously at contacting potential investors. In early April 1997, SMC received a written proposed term sheet from Versar, Inc. ("Versar"). The term sheet provided that Versar would pay $2,790,000 for Imperial's equity interests in SMC, would follow all of the terms of the Bankruptcy Plan and would provide SMC with adequate working capital to pursue a business plan to be agreed upon and to meet all of SMC's obligations under the Bankruptcy Plan.

         Effective on April 30, 1997, Versar executed an Agreement to Merge (the "Agreement to Merge") in favor and for the benefit of each of the plaintiffs in the Superior Court Action, and Versar also executed a revised term sheet, which provided that it would become a legally binding obligation of Versar effective upon the closing of Versar's purchase of Imperial's equity interests. Pursuant to the Agreement to Merge, Versar agreed with such plaintiffs to cause SMC to be merged with and into a newly formed, wholly-owned subsidiary of Versar, with SMC common stock being converted into Versar common stock at an exchange ratio of
 .573584 shares of Versar common stock to each share of SMC common stock. The merger was required to take place as soon as practicable following the Imperial closing.

         On May 2, 1997, pursuant to a Stock Purchase Agreement dated April 30, 1997 among Imperial Capital Worldwide Partners L.P., Imperial Capital Investors Corp., Jonathan Borsuk, Harvey Borsuk and Versar (the "Stock Purchase Agreement"), Versar purchased from Imperial Capital Worldwide Partners, L.P. all of its equity interests in SMC, consisting of 1,070,000 shares of SMC Common Stock, 1,750,000 shares of SMC Preferred Stock and an option to purchase an additional 350,000 shares of SMC Common Stock pro rata from all holders of outstanding shares of SMC Common Stock, which option was subsequently cancelled.

         Effective April 30, 1997, pursuant to the Stock Purchase Agreement, the Borsuks resigned as directors of SMC (as well as from all other positions held with SMC and its subsidiaries) and Benjamin M. Rawls, Lawrence W. Sinnott and James C. Dobbs, Chairman and CEO, Vice President and CFO and Vice President and General Counsel, respectively, of Versar were elected to SMC's Board of Directors.

         To fulfill Versar's obligations under the Agreement to Merge, after the May 2, 1997 closing Versar and SMC negotiated a Merger Agreement dated July 29, 1997 to set forth in full the terms upon which a merger would occur. The merger is subject to the approval of a majority of SMC's stockholders, which approval is assured due to Versar's 53.5% equity interest in SMC. The meeting of SMC stockholders to vote on the merger is expected to take place in the fall of 1997.

General

         SMC is a diversified international professional services firm, providing clients in the private and public sectors with expertise in four major areas as follows: (i) management services, (ii) information system services,
(iii) environmental services and (iv) engineering, design and construction services to the process industry. These services are provided through four primary operating groups -- SMC Business Information Systems, SMC Consulting, SMC Environmental Services Group and SMC McEver (SMC's Engineering, Design and Construction Services Group). SMC's operating groups provide (i) systems support and technology-based services in the area of facilities management, business recovery and professional support services, (ii) consulting services to the healthcare, food and petrochemical industries to assist companies to more effectively utilize their human and physical resources, (iii) geotechnical, civil and environmental engineering, design and construction management services to municipal and industrial clients and (iv) design, engineering and construction services to the petrochemical industry, material handling projects and specialty chemical plants.

         SMC was incorporated under the laws of the State of Delaware in 1957 as the successor to Work Factor Company, which commenced doing business in 1946. SMC is headquartered in Bridgewater, New Jersey and has offices in New York, Connecticut, Pennsylvania, Tennessee, Texas, London and Paris.

         SMC filed for bankruptcy in the Bankruptcy Court in the District of New Jersey (the "Bankruptcy Court") on July 28, 1993 and emerged from bankruptcy on July 10, 1996 pursuant to the Bankruptcy Plan. During the pendency of SMC's bankruptcy, SMC's operating subsidiaries, which were not included in the bankruptcy proceedings, continued to operate SMC's traditional business, albeit with limited financial resources. In order to enhance its operating cash flows during this period of limited financial resources, SMC instituted stringent cost controls and emphasized targeted marketing of those of its services that have relatively high profit margins.

         Pursuant to the Bankruptcy Plan, SMC sold its operations in Belgium, Germany, France and the Netherlands in satisfaction of certain pre-petition secured debt. Revenues from these operations constituted 20% of SMC's total revenues and 81% of its European revenues for the seven months ended July 31, 1996.

         Following emergence from bankruptcy, due to certain disputes between SMC management and the then new majority stockholder of SMC, Imperial, as further described above, and the failure of the SMC Board of Directors (the "SMC Board") (which was controlled by Imperial) to approve the securing of working capital lines, SMC suffered continuing problems in growing its business and returning to profitability. These problems have now been resolved by the acquisition by Versar of the equity interests held by Imperial as described above.

         Notwithstanding these difficulties, since emerging from bankruptcy, SMC has developed a new consulting operation in France and has signed a strategic alliance with its ex-Dutch subsidiary which continues to use the SMC international tradename.

         Set forth below is a discussion of the primary operating groups within SMC.

SMC Business Information Systems

         SMC  Business   Information   Systems  ("BIS")  is   headquartered   in
Bridgewater, New Jersey, with offices in Connecticut, Tennessee and New York. The business of BIS is conducted through SMC Business Information Systems, Inc., a wholly-owned subsidiary of SMC. BIS offers systems support in technology-based services to the business community and nonprofit sector in three distinct, although not mutually exclusive, areas as follows: Facilities Management, Business Recovery, and Professional Support Services.

         In the facilities management or "outsourcing" area, BIS offers clients a full range of services in managing, staffing and operating data processing centers, operations or specific functions in accordance with client specifications. Services performed and functions managed include data entry, tape handling, library management, maintenance, and systems development. BIS currently manages data centers in Connecticut and Tennessee under multi-year subcontracts from IBM, performing a variety of activities for clients in several industries. With low overhead and highly skilled management, BIS is able to offer outsourcing services at significantly lower costs than larger competitors. The facilities management operations of BIS have built an excellent service record, historically achieving performance reliability targets well in excess of contract requirements with consistency.

         In the business recovery area, BIS offers a complete menu of services covering all aspects of business continuation and recovery services. Through its highly qualified staff and consultants, BIS professionally and cost- effectively evaluates a client's business continuation and recovery needs, creates specific disaster recovery plans and programs, and audits, updates or tests existing client plans for data backup and disaster response. Unlike many of its competitors, however, BIS can also perform as a full solution provider, offering clients online backup facilities and access to state of the art alternate EDP operating sites in its capacity as a business partner to IBM and other well known vendors. In this role, BIS professionals assist clients in identifying and specifying their needs, arrange for backup or "hot sites" with their business partners and support implementation, testing, and periodic update of the total business continuation or disaster recovery program.

         The professional services support group of BIS supports all of its services and can also offer clients support in a variety of systems needs, including network and internet anti-virus protection programs and products.

SMC Consulting

         SMC Consulting (the "Consulting Group") with offices in Bridgewater, New Jersey, London and Paris carries on a fifty year tradition of providing client productivity enhancement services which constituted the original core business of SMC. The business of the Consulting Group is conducted through SMC Management Services Group, Inc., a wholly-owned subsidiary of SMC, and two European subsidiaries. The Consulting Group provides management consulting services designed to support and guide clients in their efforts to improve operating efficiency, reduce cost, satisfy customer needs, assure quality and increase profitability without disruption to operations or major capital expenditures.

         The Consulting Group provides consulting services to assist its clients in identifying areas needing improvement, makes specific recommendations, develops programs and actively participates in their implementation. With a "Total Enterprise" approach to productivity, the Consulting Group helps clients improve profitability by more effectively employing all their resources (personnel, materials, equipment, facilities, organizational structure and technology) in day-to-day operations and in adapting to everchanging business conditions. The Consulting Group's area of service include:

         o        Profit improvement

         o        Team building and management effectiveness

         o        Organizational analysis

         o        Complexity reduction

         o        Quality effectiveness/reengineering

         o        Business process reengineering

         o        Continuous improvement

         o        Logistics

         o        Documentation reduction

         o        Maintenance

         o        Technology management

         o        Plant flexibility and scheduling

         The Consulting Group employs a variety of proprietary analytical techniques that SMC has developed, including the "Work-Factor(R) System" a widely recognized, predetermined elemental time system used to measure the human work component of highly-repetitive manufacturing processes. SMC has also developed other systems and techniques designed to improve the productivity of administrative, support and professional personnel in a wide range of functions.

         Historically, the Consulting Group has provided services for a lengthy list of major clients in a variety of industries both domestically and overseas. In the early 1990s, as resources became limited and the domestic consulting market softened, SMC made a strategic decision to concentrate on its consulting business in Europe. During this period, the domestic consulting business was wound down and domestic clients were not aggressively pursued. In 1995, SMC began a process of reentry into the domestic consulting market. In reentering the domestic market, SMC has faced a variety of significant obstacles including continued resource limitations and the reorganization process in connection with the Bankruptcy Plan. In addition, SMC has suffered from a lack of current domestic client references, a lengthy selling cycle and stiff competition in the marketplace. In an effort to overcome these obstacles, SMC has renewed contacts with former clients and established a Work-Factor(R) user newsletter. Additionally, personnel with prior SMC credentials have been added at minimal cost, both on staff and through consulting arrangements. Through cross-licensing agreements with outside vendors, automated Work-Factor(R) packages have been added to SMC's offerings. Assignments of long-term recurring or multi-location implementation potential are being aggressively pursued. The Consulting Group has recently obtained a significant domestic assignment in the healthcare field. However, no assurance can be given that the Consulting Group's marketing efforts will result in the award of additional contracts.

         In Europe, the Consulting Group has faced a challenge of rebuilding its business from a significantly restructured base. In connection with the Bankruptcy Plan, certain former subsidiaries in several countries were divested. SMC is now focusing on rebuilding its former Pan-European business through its existing office in London and a newly established French company. Business contracts in both Western and Eastern Europe have been secured. SMC is also seeking opportunities for strategic alliances or licensing relationships and has recently concluded such an arrangement with its former subsidiary in the Netherlands.

SMC Environmental Services Group

         SMC Environmental Services Group ("ESG"), founded in 1956 and acquired by SMC in 1970, is headquartered in King of Prussia, Pennsylvania with a branch office in Bridgewater, New Jersey. The business of ESG is conducted through SMC Environmental Services Group, Inc., a wholly-owned subsidiary of SMC. ESG provides geotechnical, civil and environmental engineering and design and construction management services to clients in the public and private sectors.

         ESG has developed a reputation for excellence and practical problem-solving and innovative management of land, resources and waste. Its business has been built through years of integrating applied science with engineering. ESG engineers work hand-in-hand with regulatory specialists to provide clients with cost-effective solutions to problems. Engineers are backed by SMC's experts in land planning, hydrology, risk assessment, water and air resources, wetlands and surveying.

         Since SMC emerged from bankruptcy, and in light of a reduction in environmental activity in the private and public sectors, ESG has suffered protracted delays in contract awards and reestablishment of client relationships. During this period, many state governments have also relaxed their environmental cleanup standards to promote economic growth, slow the conversion of green open space and discourage industrial businesses from relocating. As a result of this slowdown in the environmental services area, ESG has developed a focus on "niche" innovative environmental technologies in the functional areas of:

         o        Remedial design and engineering

         o        Soil and groundwater cleanup

         o        Consulting Services

         More and more clients are asking how their project can be accomplished more efficiently with imaginative approaches. To this end, ESG has made the investment in terms of the marketing and technical expertise in a new alternative to conventional remedial technologies, known as Bio-Injection. This method of remediation allows the concurrent treatment of soils and groundwater with a mixture of bacteria and nutrients. This process typically requires a one-time treatment with positive results achieved within months instead of years at a fraction of the cost of conventional treatment methods.

         ESG has also positioned itself to be a leader in marketing services related to the environmental standards currently under consideration by the International Organization for Standards, ISO 14000. A follow on to the ISO 9000 quality standards promulgated and widely adopted several years ago, ISO 14000 will establish voluntary environmental compliance standards for the international business community. ESG has been working over a year to position itself on the "Leading Edge" for marketing its consulting services to the creation or audit of compliance programs targeting ISO 9000 certified companies. While the emergence of this market has been significantly delayed awaiting the issuance of final standards, management believes it to be a very large potential market for ISO 14000 certification. As a non-capital intensive service driven by "in-house expertise", management anticipates a potential for a profitable addition to ESG's offerings.

Engineering, Design and Construction Services Group

         SMC's Engineering, Design and Construction Services Group ("McEver") is a Houston based engineering and construction company. The business of McEver is conducted through SMC McEver, Inc., a wholly-owned subsidiary of SMC. Founded in 1966, and acquired by SMC in 1978, McEver provides design, engineering and construction services to the process industries. Typical clients include refinery and petrochemical plants, materials handling projects, specialty chemical plants, bulk storage terminals, pipelines and other manufacturing facilities. McEver also provides consulting services for a variety of projects with unique engineering and construction demands.

         With very special expertise in the engineering and construction of refinery and petrochemical plants, McEver focuses its resources and experience on providing services that encompass all relevant disciplines from concept through completion and startup. This includes:

         o        Construction and construction management

         o        Detailed design and documentation

         o        Engineering specifications

         o        Equipment and materials procurement

         o        Cost analysis

         o        The preparation of bid packages

         o        Environmental impact statements

         McEver's team of certified professionals are experts in all the necessary disciplines. Assisted by a force of highly-skilled technicians, they prepare and supervise every phase of each project. Although providing a comprehensive set of services from a single source, McEver offers clients the choice of using any individual service, or combination of services it provides, including services available from other SMC divisions. McEver was recently awarded a substantial contract for the design and construction of a specialty chemical plant.

Employees

         At June 30, 1997, SMC had approximately 200 domestic employees and approximately 20 employees located in Europe. SMC uses the services of a variety of contractors and sub-contractors as needed to perform various assignments for clients.

ITEM 2. PROPERTIES

         SMC sub-leases approximately 5,700 square feet, at the rate of $22 per square foot, in an office building in Bridgewater, New Jersey, in which the Company's executive and administrative offices are located. The lease is currently effective on a month-to-month basis. SMC is negotiating a new two-year lease for this space.

         SMC and its subsidiaries also currently lease (a) approximately 11,000 square feet in King of Prussia, Pennsylvania (Lease is running month-to-month);
(b) approximately 17,700 square feet in Houston, Texas (Lease expires on May 31, 2002 with a five year renewal option); (c) approximately 500 square feet in Oyster Creek, Texas (Lease expires on July 31, 1998); (d) approximately 500 square feet in London, England (Lease expires on May 12, 1998); (e) approximately 500 square feet in Bievres Cedex, France (Lease expires on June 30, 2000 with two three-year renewal options).

ITEM 3. LEGAL PROCEEDINGS

         Shortly after SMC emerged from bankruptcy on July 10, 1996, disputes arose between its new majority investors, Imperial, and the management of SMC. Subsequently, two lawsuits were instituted against Imperial and its principals. On September 6, 1996, two SMC administrative creditors filed a complaint for injunctive and other relief entitled Ravin, Sarasohn, Cook, Baumgarten, Fisch & Rosen, P.C. and Shanley & Fisher, P.C. v. Imperial Worldwide Partners, L.P., et al. Case No. 93-34553 in the United States Bankruptcy Court, District of New Jersey, to restrain certain actions by Imperial and its principals and to designate James A. Skidmore, Jr. as the manager of SMC to operate SMC on a day to day basis and carry out the terms of the Plan of Reorganization. On November 6, 1996, James A. Skidmore, Jr. and other management shareholders, and certain other shareholders, filed a complaint against Imperial entitled - James A. Skidmore, Jr. et al. v. Imperial Capital Worldwide Partners, L.P. et al. Docket No. MON C 278-96 in the Superior Court of New Jersey, Monmouth County, Chancery Division seeking an injunction against Imperial and its principals to rescind certain Board of Directors actions, including the termination of Mr. Skidmore's employment as President and Chief Executive Officer of SMC, to enjoin their interference with Mr. Skidmore's day to day management of SMC and to permit SMC to obtain working capital.

         As part of the Stock Purchase Agreement dated April 30, 1997 between Versar and Imperial it was agreed that the Plaintiffs and the Defendants in the two above cited proceedings would execute mutual releases from further liability and agree to enter into Stipulations of Dismissal for both actions. The Stipulation of Dismissal has been filed in the Ravin, Sarasohn case. The mutual releases have been signed by all but one plaintiff in the Skidmore case. The court in the Skidmore case issued an Order of Dismissal on September 9, 1997 dismissing the case without prejudice and providing that the dismissal will become with prejudice in 14 days unless a motion seeking to vacate the Order of Dismissal is filed before then. The one plaintiff who has not signed a release could file such a motion and attempt to pursue the claim; however, she will be unable to pursue the claim if she does not file such a motion within the 14-day period.

         In June 1996, Flintlock Ltd, a client of SMC McEver, a subsidiary of SMC, filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have also engaged in discussions regarding possible mediation. SMC McEver has retained counsel and is defending this matter vigorously. SMC does not expect the outcome of this litigation to have a material adverse effect on its financial condition or its results of operations.

         SMC and its subsidiaries are parties to various other legal actions arising in the normal course of business. SMC believes that the ultimate unfavorable resolution of these other legal actions would not have a material adverse affect on its consolidated financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of SMC's security holders during the last quarter of fiscal year 1996.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Although SMC is a reporting company under the Securities Exchange Act of 1934 and has been publicly traded in the past on the American Stock Exchange, SMC's common stock now trades on the over-the-counter bulletin board. There is no established public trading market for SMC's common stock and trades in the stock are sporadic, constituting on average fewer than one trade per month. The number of recordholders of SMC common stock as of August 31, 1997 was 655.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with SMC's Consolidated Financial Statements and notes thereto beginning on page F-3 of this report.



                                                                              Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                 1996(1)    1996(2)    1996(3)    1995(3)    1994(3)    1993(3)    1992(3)
                                                 -------    -------    -------    -------    -------    -------    -------
Consolidated Statement of                                                (In thousands, except per share data)
Operations related data:
Gross Revenue ............................      $11,707               $14,039     $28,835    $22,821    $21,828    $34,837
Operating Income (Loss) ..................         (351)                 (318)         23        163     (5,245)    (3,451)
Net Income (Loss) ........................         (307)                  320        (484)      (789)    (6,725)    (6,114)
Net Loss per Share .......................         (.15)                  --          --          --        --         --
Weighted Average Shares Outstanding ......        2,000                   --          --          --        --         --

Consolidated Balance Sheet
related data:

Working Capital ..........................        1,208       1,307                (6,284)    (5,544)    (5,413)    (1,142)
Current Ratio ............................         1.40        1.56                  0.52       0.56       0.57       0.91
Total Assets .............................        5,776       5,354                 8,232      8,338      8,636     15,958
Current Liabilities ......................        2,996       2,332                13,221     17,242     12,545     12,781
Liabilities from
  reorganization plan ....................        1,123       1,058                   --         --          --        --
Total Liabilities ........................        4,119       3,390                17,620     17,242     16,751     17,273
Stockholders' Equity .....................        1,657       1,964                (9,388)    (8,904)    (8,115)    (1,315)

---------

1 Represents five-month period ended December 31, 1996 of reorganized company following SMC's emergence from bankruptcy.

2    Represents Balance Sheet data as of July 31, 1996 of reorganized company.

3 Represents Statement of Operations data for seven-month period ended July 31, 1996 and Statement of Operations and Balance Sheet data for the fiscal years ended December 31, 1992 through 1995 of the predecessor company prior to SMC's emergence from bankruptcy. Statement of Operations data for December 31, 1992 through 1995 and Balance Sheet data for December 31, 1992 through 1994 are unaudited. Earnings (Loss) per share of the predecessor company are not presented as the presentations are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Comparison Of The Five Months Ended December 31, 1996, The Seven Months Ended July 31, 1996, And The Years Ended December 31, 1995 and 1994

         SMC filed a voluntary petition for relief under Chapter 11, Title 11 of the U.S. Bankruptcy Code on July 28, 1993. During all of 1994 and 1995, SMC operated as a debtor-in-possession under the supervision of the Bankruptcy Court. SMC's Bankruptcy Plan was confirmed by the Bankruptcy Court on April 17, 1996, and became effective on July 10, 1996. At that time, SMC adopted "fresh start" reporting procedures in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Application of the principles of "fresh start" reporting effectively results in the creation of a new reporting entity following emergence from the bankruptcy proceedings. Accordingly, the accompanying financial presentation for 1996 have been segregated into two periods, with the seven-month period ended July 31, 1996 reflecting operations of SMC prior to emergence from the Chapter 11 proceedings, and the five-month period ended December 31, 1996, reflecting the operations of the reorganized company subsequent to emergence.

         Substantially all of SMC's revenues are derived from the operations of the SMC subsidiaries. SMC's result for the seven months ended July 31, 1996, include the operations of SMC's former European subsidiaries in Belgium, Germany, France, and the Netherlands, which, in accordance with the terms of the Bankruptcy Plan, were sold in May, 1996, in satisfaction of certain debt which had been secured by the stock of those subsidiaries.

         Sales of $14,039,000 for the seven-month period of 1996 included approximately $2,854,000 derived from the disposed European subsidiaries' operations. Sales for that period of $11,185,000, representing the operations of the surviving entities, reflected an increase of approximately 14% over the first seven months of 1995. Reorganized company sales of $11,707,000 for the five months ended December 31, 1996, compare favorably with both sales for the first seven months of the year and "surviving entity" sales of approximately $11.0 million for the final five months of 1995. In both cases, the increases came about primarily as a result of strengthened contributions from the reorganized company's engineering design and construction unit, coupled with the contribution in the five-month period of a newly established consulting unit in Europe and increased domestic consulting revenues. These gains were offset in part by a decline in sales from the environmental engineering unit.

         The predecessor company's sales increase of $6.0 million (26%) from 1994 to 1995 resulted primarily from a substantial increase in revenues in the engineering group. This group of SMC's business, which had suffered from a dearth of new projects in 1993 and 1994, was significantly bolstered in both 1995 and 1996 by awards of substantial design and construction contracts from major clients. The 1995 increase was somewhat offset by a sales decline in the consulting group.

         Cost of sales for the seven-month period represented 82% of sales, compared with 88% for the reorganized company's five-month period in 1996. The higher percentage for the five months reflected the absence of the relatively higher-margin European consulting businesses coupled with the increased revenue derived from construction projects in the engineering group, which included significant direct materials costs "passed through" to the clients with little or no associated markup. Similarly, the predecessor company's costs of sales relative to gross sales increased from 73% in 1994 to 79% in 1995 as a result of the proportional 1995 revenue increase attributable to construction projects in the engineering group noted above.

         Selling, general, administrative expenses for the seven-month period of the predecessor company in 1996 were $2,775,000, or 20% of sales, compared with $1,771,000 (15% of sales) for the reorganized company in the five months ended December 31, 1996. The decrease relative to sales reflected comparatively high selling, general, and administrative expenses in the European companies during the first five months. Fixed overhead costs in the management services and systems services units, which include such items as incentive compensation and government mandated benefits expenses, have been greater in the management services unit, particularly in Europe. The reorganized company benefitted from relatively lower selling, general, and administrative costs reflecting both the ongoing cost control measures in place in the domestic units and the greater proportion of project-driven direct costs in the engineering businesses than in the management services and systems services unit.

         Selling, general, and administrative expenses were relatively stable from 1994 to 1995, decreasing from $6,044,000 to $5,956,000 (1%). This reflected the same fixed cost trends noted above. The significant decrease in selling, general, and administrative expenses as a percentage of sales for those periods (26% in 1994 compared with 21% in 1995) resulted from the greater contribution to total sales from the engineering group, with lower selling, general, and administrative and higher cost of sales patterns, in the latter year.

         Interest income (net) in each of the predecessor company's seven-month period ended July 31, 1996 and years ended December 31, 1994 and 1995, primarily reflected interest charges on the $2,000,000 loan secured by the stock of the European subsidiaries, offset in part by interest earnings on excess cash held in those subsidiaries. With this debt satisfied upon reorganization by the sale of the European subsidiaries in satisfaction of the debt, neither the interest expense on the debt itself nor the benefit from invested cash balances in the European companies were present in the five months ended December 31, 1996, for the reorganized company.

         The aforementioned sale of the subsidiaries in satisfaction of the secured debt in May, 1996, resulted in the $846,000 gain on sale. The gain reflected the difference between the carrying value of the debt and unpaid interest satisfied through the sale and that of the investment in the subsidiaries sold.

         Net reorganization costs reported for each of 1996, 1995 and 1994 include the directs associated with SMC's reorganization process. In each case, these consist primarily of legal and other professional fees; other components include fees paid to the office of the U.S. Trustee and, in 1996, costs associated with the cancellation of SMC's old common stock and issuance of new stock, as specified in the Bankruptcy Plan. The Bankruptcy Plan specified a maximum amount of administrative and professional fees which would be allowed under its terms; this ceiling was reached in late 1995. As a result, the level of such costs decreased significantly in 1996.

         As a result of operating loss carryforwards and ongoing operating losses, SMC has not incurred a Federal income tax liability during any of the reported periods. Amounts reported as provision for income taxes for each of the years ended December 31, 1994 and December 31, 1995, and the seven months ended July 31, 1996, are comprised of foreign income taxes and reflect the results of the European operations.

         Reorganized SMC reported a net loss of $307,000 for the five months ended December 31, 1996, compared with predecessor company net income of $320,000 for the seven months ended July 31, 1996, and net losses of $484,000 and $789,000, for the years ended December 31, 1995 and 1994, respectively. The reorganized company loss in the five-month period primarily reflected losses in the environmental engineering business and the surviving overseas management services units. The seven-month 1996 period benefitted from significant profits in the engineering and systems units and a gain from the sale of certain European subsidiaries. The European units and domestic engineering business contributed operating profits in 1994, although the former was significantly reduced by income tax costs, with reorganization costs and lagging domestic consulting income producing a net loss.

Liquidity And Capital Resources

         Throughout 1994, 1995 and 1996, the Company continued to suffer from liquidity difficulties, both during the pendency of the Chapter 11 proceedings and following its emergence from Chapter 11 in July, 1996. The absence of adequate financial resources throughout the reported periods significantly impaired the ability of SMC to pursue and secure business in all of its domestic units. However, SMC did make substantial progress in enhancing its operating cash flows through stringent cost control and emphasis on targeted marketing of those of its services which attract higher margins.

         At December 31, 1995, the predecessor company's current liabilities exceeded its current assets by $6.3 million. With the emergence from the Chapter 11 proceedings, the reorganized company's current assets exceeded current liabilities by amounts of $1.3 million and $1.2 million at July 31, 1996 and December 31, 1996, respectively. However, the bulk of the current assets at those dates consisted of accounts receivable and unbilled receivables (work in process) which lacked the currency of continuing liabilities.

         Under the Bankruptcy Plan, no injection of working capital was realized by the reorganized SMC. Debt financing proposals negotiated by SMC's management during the five months ended December 31, 1996, intended to provide access to a revolving working capital facility, were repeatedly rejected by the SMC Board of Directors. As a result, the Company has continued to suffer significantly from lack of cash during the post-emergence period.

Subsequent Events

         During the first quarter of 1997, SMC continued to suffer from liquidity difficulties. While working capital at March 31, 1997, increased by $99,000 (8%) from December 31, 1996; cash balances decreased by $100,000 due to increased receivables. SMC continued its efforts to secure new financing throughout the first quarter of 1997.

         Following Versar's purchase of 53.5% of the outstanding SMC Common Stock and all the outstanding SMC Preferred Stock, and in connection with the execution of the Agreement to Merge and the related term sheet, Versar agreed to assist SMC in meeting its working capital requirements. As of June 30, 1997, Versar has loaned SMC approximately $700,000 for working capital purposes.

Impact of Inflation

         SMC seeks to protect itself from the effects of inflation. The majority of contracts SMC performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK.

         Not  Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data begin on page F-3 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Until the engagement on May 5, 1997 of Arthur Andersen LLP, no independent accountant had been engaged to audit financial statements since 1992. During the pendency of SMC's bankruptcy and since emerging from bankruptcy until the preparation of the audited financial statements included herein, SMC had not prepared audited financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

         The identities of the directors and executive officers of SMC as of August 1, 1997, and certain information regarding each of them, are set forth in the following table:


                                 Director
                                or Officer
        Name             Age      Since           Position
        ----             ---      -----           --------
James A. Skidmore, Jr.   65        1972    Chairman of the Board, Chief
                                           Executive Officer, President
                                           and Director
Aaron Locker             69        1979    Director
Benjamin M. Rawls        56        1997    Director
James C. Dobbs           52        1997    Director
Lawrence W. Sinnott      35        1997    Director
Frank S. Rathgeber       62        1990    Executive Vice President
Marion G. Hilferty       53        1975    Vice President/Administration
                                           and Secretary


         Messrs. Skidmore and Locker have been elected to serve as directors until July 10, 1999 and until their successors have been elected and qualified. SMC's other Directors have been elected to serve as directors until April 30, 1998 and until their successors have been elected and qualified. The officers of SMC have been elected to serve until their successors are elected and qualified.

         Each of SMC's executive officers has held his or her position with SMC for over five years, except that Ms. Hilferty's title prior to the Effective Date was Vice President and Secretary. SMC's executive officers are also officers of various subsidiaries of SMC.

         The principal occupation and business experience during at least the last five years for each Director of SMC is set forth below.

         James A. Skidmore, Jr. has served as President and Chief Executive Officer and a director of SMC since 1972 and as Chairman of the Board of Directors of SMC since 1975. Mr. Skidmore is a director of Blue Cross and Blue Shield of New Jersey, HMO Blue and Medigroup, a consultant to the U.S. Junior Chamber of Commerce, a member of the Board of Advisory Trustees for The State University of New Jersey, Rutgers-Management School of Business, a member of the Board of Trustees for the Public Affairs Research Institute of New Jersey, Inc. and a Board member of the New Jersey State Chamber of Commerce.

         Aaron Locker is President of Locker, Greenberg & Brainin, P.C., attorneys at law. Mr. Locker is a director of Oerlikon-Buhrle U.S.A. Inc., Bally, Inc. and Bally Retail, Inc. During 1997, Locker Greenberg & Brainin performed legal services for the Special Committee of the Board of Directors of SMC that reviewed the proposed merger between SMC and a wholly-owned subsidiary of Versar. Mr. Locker was the sole member of the Special Committee.

         Benjamin M. Rawls, M.B.A., is President and Chief Executive Officer of Versar and has served in such capacity since April 1991. He became Chairman of the Board of Directors of Versar in November 1993. From 1988 to April 1991, Mr. Rawls was President and Chief Executive Officer of Rawls Associates, Inc., a management consulting firm. Mr. Rawls was President and Chief Executive Officer of R-C Holding, Inc. (Now Air & Water Technologies Corporation) from 1987 to 1988 and was Chairman of Metcalf & Eddy, Inc., a subsidiary of Research-Cottrell, Inc., from 1984 to 1988.

         James C. Dobbs, J.D., L.L.M., is Vice President, General Counsel, and Secretary of Versar and has served in such capacity since 1992. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.

         Lawrence W. Sinnott, CPA, B.S., is Vice President, Chief Financial Officer and Treasurer of Versar and has served in such capacity since 1994. Mr. Sinnott originally joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993 he was elected Treasurer and Corporate Controller. From 1989 to 1991, Mr. Sinnott was Controller of a venture capital company, Defense Group, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the current executive officers of SMC, James A. Skidmore, Jr., Frank S. Rathgeber and Marion G. Hilferty, as well as Dennis M. Casey, SMC's former Vice President and Chief Financial Officer, failed to file with the Securities Exchange Commission on a timely basis during 1996 a report required by Section 16(a) of the Securities Exchange Act of 1934 reporting the issuance to them of shares of common stock of SMC pursuant to the Bankruptcy Plan in consideration, among other things, for their continued employment with SMC.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid or accrued by SMC for services in all capacities for Mr. Skidmore, SMC's Chairman of the Board, Chief Executive Officer and President, and Mr. Rathgeber, SMC's Executive Vice President. Ms. Hilferty, SMC's Vice President/Administration and Secretary, is not included in the table because she did not receive compensation in excess of $100,000 for 1996.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation(1)
Name and                                                       All Other
Principal Position           Year   Salary ($)     Bonus ($)  Compensation ($)
------------------           ----   ----------     ---------  ----------------
James A. Skidmore, Jr.,      1996   $189,648(2)       --          $1,194(3)(4)
  Chairman of the Board,     1995   $180,000          --          $1,194(3)
  Chief Executive            1994   $180,000          --          $1,194(3)
   Officer and President
Frank S. Rathgeber,          1996   $124,875(2)       --              --(4)
  Executive Vice             1995   $124,875        $30,000           --
  President                  1994   $124,875          --              --

---------

(1) For both Mr. Skidmore and Mr. Rathgeber, perquisites and other personal benefits aggregated less than 10% of total salary and bonus each year and are therefore omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(2) Includes $24,135 for Mr. Skidmore and $10,406 for Mr. Rathgeber that was not paid until June 1997.

(3) Represents the portion of the premium paid by SMC for whole life insurance coverage. SMC pays an amount equal to the cost of the same amount of term life coverage, and Mr. Skidmore pays the balance of the premium.

(4) Does not include the value of 240,000 shares of SMC common stock issued to Mr. Skidmore and 40,000 shares of SMC common stock issued to Mr. Rathgeber pursuant to the Bankruptcy Plan.

         The following table sets forth the estimated annual benefits payable upon normal retirement pursuant to SMC's Employees' Pension Plan to persons in the remuneration classifications as set forth below. SMC is in the process of terminating this pension plan.

                               PENSION PLAN TABLE

               Annual Benefit After Specified Years of Service(2)

Average Earnings(1)                         5          10       15 or More
----------------                         ------      -------    ----------
$50,000......................            $3,000      $ 6,000      $ 9,000
$100,000.....................            $6,000      $12,000      $18,000
$150,000(3)..................            $9,000      $18,000      $27,000

----------

(1) "Average Earnings" means the highest average annual compensation for any five consecutive years during the period of employment. For Mr. Skidmore, annual compensation for pension plan purposes for each year was $150,000, which was the maximum compensation allowed in determining benefits under qualified retirement plans for each of 1994, 1995 and 1996. For Mr. Rathgeber, annual compensation for pension plan purposes for each year was the amount set forth under the heading "Annual Compensation" in the Summary Compensation Table above, plus his car allowance, which is not shown (and which is not required to be shown) in the Summary Compensation Table; provided that his annual compensation for pension plan purposes in 1995 was the maximum amount of $150,000.

(2) As of December 31, 1996, the following individuals had credited years of service under the Plan as indicated: Mr. Skidmore, 28: Mr. Rathgeber, 33. The benefit amounts shown in the table are not subject to any deduction for social security or other offset amounts.

(3) For the year ended December 31, 1996, compensation is limited to $150,000 for determining benefits and deductions under qualified retirement plans.

Compensation of Directors

         Outside directors of SMC are compensated for their service as directors of SMC in the amount of $10,000 per year plus $1,000 per meeting attended. Directors who are not outside directors receive no additional compensation for their service as Directors. During 1996, the SMC Board, while under the control of Imperial, determined that the SMC Directors who were affiliated with Imperial but who were not employees of SMC would be treated as outside directors for purposes of director compensation, notwithstanding Imperial's equity interest in SMC. Accordingly, two SMC Directors affiliated with Imperial were paid $1,000 each for attending a Board meeting in 1996. In late 1996, the Bankruptcy Court enjoined the payment of further compensation to the SMC Directors affiliated with Imperial. Current SMC Directors who are employed by Versar, which became SMC's majority stockholder in 1997, are treated as not being outside directors for purposes of compensation of directors and therefore receive no additional compensation for their service as Directors of SMC.

Employment Agreements

         SMC has entered into employment agreements with Messrs. Skidmore and Rathgeber. Each of the agreements is for a three year term that commenced on July 10, 1996 (the Effective Date). The agreements provide for annual salaries of not less than $200,000 for Mr. Skidmore and not less than $124,875 for Mr. Rathgeber. Mr. Rathgeber's salary was increased to $150,000 effective June 1, 1997. Mr. Skidmore is also entitled to receive additional annual compensation in an amount equal to 4% of SMC's income before income taxes, as well as certain disability and life insurance benefits. Mr. Rathgeber's agreement provides that he is eligible to receive a discretionary bonus. If Mr. Skidmore's employment is terminated without cause by SMC or for cause by Mr. Skidmore (as such terms are defined in the agreement), Mr. Skidmore will be entitled to receive liquidated damages equal to the aggregate salary payable with respect to the remainder of the three year term plus an additional $100,000, as well as continuation of benefits for the remainder of the term. Mr. Rathgeber's employment may be terminated by SMC only for cause.

Compensation Committee Interlocks and Insider Participation

         SMC does not have a Compensation Committee or any other committee of the Board of Directors that performs equivalent functions. These functions are performed by SMC's Board of Directors. There were no deliberations of SMC's Board of Directors during 1996 concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth the number of shares of SMC common stock beneficially owned by the following persons known by SMC to own more than 5% of the outstanding SMC common stock. See also, "- Security Ownership of Management."


                          Number of Shares Beneficially       Percentage
Name and Address                     Owned                    of Class
----------------                     -----                    --------
Versar, Inc.                     1,070,000(1)                  53.5%
  6850 Versar Center
  Springfield, VA 22151

Vista Properties                   121,684(2)                   6.1%
  c/o Dreyer & Traub
  101 Park Avenue
  New York, NY 10178

---------

(1)  As reported in Schedule 13D filed with the Commission on May 30, 1997.

(2) Pursuant to the Fifth Modified Plan of Reorganization, dated January 25, 1996, of SMC.

         In addition to the above, Versar owns 1,750,000 shares of SMC Preferred Stock, representing 100% of the outstanding SMC Preferred Stock.

Security Ownership of Management

         According to information furnished to SMC, as of August 31, 1997, the directors of SMC and all directors and officers of SMC as a group, beneficially owned shares of SMC common stock as follows:

Name of Individual               Number of
 or Identity of              Shares Beneficially             Percentage
    Group                         Owned (1)                 of Class (2)
    -----                         ---------                 ------------

James A. Skidmore, Jr.(3)          249,683                        12.5%
  641 Ocean Avenue
  Sea Girt, NJ 08750
Aaron Locker, Esq.                   4,157                          --
Benjamin M. Rawls(4)                     0                          --
James C. Dobbs(4)                        0                          --
Lawrence W. Sinnott(4)                   0                          --
All present directors
 and executive officers
 as a group (7 persons)(5)         310,283                        15.7%

----------

(1) Nature of ownership consists of sole voting and investment power unless otherwise indicated.

(2) Percentages for each person or group are based on the aggregate number of shares outstanding on August 31, 1997. Percentages of less than 1% are not shown.

(3) Includes 973 shares held in Mr. Skidmore's account in the Employee Capital Accumulation Plan of SMC, which were issued pursuant to the Bankruptcy Plan with respect to shares purchased through the Employee Capital Accumulation Plan prior to the commencement of the bankruptcy proceedings, and as to which he has voting and investment discretion as described in Note (5) below; 23 shares owned by Mr. Skidmore's wife; and 113 shares which are held in an Individual Retirement Account.

(4) As reported in Form 3, dated June 11, 1997, filed with the Commission. Messrs. Rawls, Dobbs and Sinnott are officers of Versar, which owns 1,070,000 shares of SMC Common Stock and 1,750,000 shares of SMC Preferred Stock. Messrs. Rawls, Dobbs and Sinnott disclaim beneficial ownership of such SMC stock.

(5) Includes 1,474 shares owned in the Employee Capital Accumulation Plan as of June 30, 1997, over which participants have voting discretion and investment discretion, with respect to that portion of their accounts pertaining to their voluntary contributions in excess of 1% of their salary.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

Financial Statements

         The following financial statements are filed as part of this report:

a)   Report of Independent Public Accountants

b) Consolidated Balance Sheets as of December 31, 1996, July 31, 1996 and December 31, 1995

c) Consolidated Statements of Operations for the five months ended December 31, 1996, the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994

d) Consolidated Statements of Shareholders' Equity for the five months ended December 31, 1996, the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994

e) Consolidated Statements of Cash Flows for the five months ended December 31, 1996, the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994

f)   Notes to Consolidated Financial Statements

Financial Statement Schedules

         There are no financial statement schedules applicable to SMC.

Exhibits

         The following exhibits are filed as a part of this report:

2.1  Fifth Modified Plan of Reorganization dated January 25, 1996

2.2  First Modification to Confirmed Fifth Modified Plan of Reorganization

3.1  Restated Certificate of Incorporation

3.2  Restated By-Laws

10.1 Employment Agreement with James A. Skidmore, Jr. effective July 10, 1996(1)

10.2 Employment Agreement with Frank S. Rathgeber effective July 10, 1996 (1)

10.3 Employment Agreement with Marion G. Hilferty effective July 10, 1996 (1)

10.4 Stock Purchase Agreement with Donald R. Gant dated April 17, 1996

21.1 Subsidiaries of the registrant

27.1 Financial Data Schedule

----------

(1) Constitutes a management contract or a compensatory plan or arrangement required to be filed as an exhibit to this report.

Reports on Form 8-K

         SMC did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SCIENCE MANAGEMENT CORPORATION


                                               /s/ James A. Skidmore, Jr.
                                               ---------------------------------
                                               James A. Skidmore, Jr., President
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         SIGNATURES                                   DATE
         ----------                                   ----

/s/ James A. Skidmore, Jr.                        September 5, 1997
----------------------------------------
James A. Skidmore, Jr., President, Chief
Executive Officer and Director

/s/ Dennis M. Casey                               September 5, 1997
----------------------------------------
Dennis M. Casey, Controller

/s/ James C. Dobbs                                September 5, 1997
----------------------------------------
James C. Dobbs, Director

/s/ Benjamin M. Rawls                             September 5, 1997
----------------------------------------
Benjamin M. Rawls, Director

/s/ Lawrence W. Sinnott                           September 5, 1997
----------------------------------------
Lawrence W. Sinnott, Director

/s/ Aaron Locker                                  September 5, 1997
----------------------------------------
Aaron Locker, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Science Management Corporation:

We have audited the accompanying consolidated balance sheets of Science Management Corporation (Successor) and subsidiaries as of December 31, 1996 and July 31, 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for the five months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Science Management Corporation (Successor) and subsidiaries as of December 31, 1996 and July 31, 1996, and the results of their operations and their cash flows for the five months ended December 31, 1996, in conformity with generally accepted accounting principles.


Washington, D.C.
July 3, 1997


                                                         /s/ Arthur Andersen LLP
                                                         -----------------------
                                                             Arthur Andersen LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Science Management Corporation:

We have audited the accompanying consolidated balance sheet of Science Management Corporation (Predecessor) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, cash flows and shareholders' equity for the seven months ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Science Management Corporation (Predecessor) and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the seven months ended July 31, 1996, in conformity with generally accepted accounting principles.


Washington, D.C.
July 3, 1997



                                                         /s/ Arthur Andersen LLP
                                                         -----------------------
                                                             Arthur Andersen LLP

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
          As of December 31, 1996, July 31, 1996, and December 31, 1995
                            (in thousands of dollars)



                                                                  Predecessor
                                           Reorganized Company      Company
                                           ---------------------  ------------
                                           December 31,  July 31, December 31,
                                              1996        1996      1995
                                           ------------  -------  ------------
Assets
Current assets:
  Cash ...................................   $   406    $   125    $ 2,227
  Accounts and notes receivable:
    Billed ...............................     2,510      2,257      4,376
    Unbilled .............................     1,508        982      1,703
    Allowance for doubtful accounts ......      (385)      (376)    (1,984)
                                             -------    -------    -------

    Net accounts receivable ..............     3,633      2,863      4,095
  Prepaid expenses and supplies ..........       165        651        615
                                             -------    -------    -------
                  Total current assets ...     4,204      3,639      6,937

Property and equipment:
    Leasehold improvements ...............        18         18        101
    Furniture and equipment ..............       428        445      2,451
    Less: Accumulated depreciation and
          amortization ...................       (37)        --     (1,921)
                                             -------    -------    -------
          Net property and equipment .....       409        463        631
Reorganization value in excess of
  amounts allocated to identifiable assets     1,157      1,157         --
    Less: Accumulated amortization .......       (80)        --         --
                                             -------    -------    -------
          Net reorganization value .......     1,077      1,157         --
Goodwill .................................        --         --        474
Other assets .............................        86         95        190
                                             -------    -------    -------
    Total assets .........................   $ 5,776    $ 5,354    $ 8,232
                                             =======    =======    =======


        The accompanying notes are an integral part of the consolidated financial statements.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
          As of December 31, 1996, July 31, 1996, and December 31, 1995
                            (in thousands of dollars)




                                                                    Predecessor
                                              Reorganized Company     Company
                                            ----------------------- ------------
                                             December 31,  July 31, December 31,
                                                 1996        1996       1995
                                            -------------  -------- ------------
Current liabilities:
  Accounts payable ..........................  $1,736    $  1,460   $  2,138
  Note payable ..............................      --          --      5,150
  Loan from shareholder .....................      --          --      2,000
  Accrued expenses ..........................   1,260         872      3,933
                                              -------     -------    -------
  Total current liabilities .................   2,996       2,332     13,221

Long term liabilities:
 Liabilities from reorganization plan .......   1,123       1,058         --
 Liabilities subject to compromise ..........      --          --      4,399
                                              -------     -------    -------
Total liabilities ...........................   4,119       3,390     17,620

Shareholders' equity:
 Preferred stock, $1 par value, 1,750,000
  shares authorized and outstanding .........   1,750       1,750         --

 New common stock, $.10 par value,
  10,000,000 shares authorized; 1,999,604
  shares issued and outstanding .............     200         200         --

 Old common stock, $.10 par value, 10,000,000
  shares authorized; 3,696,000 shares issued       --          --        369

 Additional paid-in-capital .................      14          14     16,833

 Accumulated deficit (See Note 1) ...........    (307)         --    (23,907)

Less: Common stock in treasury, 370,000
      shares, at cost .......................      --          --     (2,683)
                                              -------     -------    -------

Total shareholders' equity ..................   1,657       1,964     (9,388)
                                              -------     -------    -------
Total liabilities and shareholders' equity .. $ 5,776     $ 5,354    $ 8,232
                                              =======     =======    =======



         The accompanying notes are an integral part of the consolidated financial statements.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Five Months Ended December 31, 1996,
                      the Seven Months Ended July 31, 1996
                 and the Years Ended December 31, 1995 and 1994
               (in thousands of dollars, except per share amounts)




                                                                 Reorganized
                                                                   Company                           Predecessor Company
                                                                 Five Months       -------------------------------------------------
                                                                     Ended         Seven Months      Year Ended       Year Ended
                                                                  December 31,          Ended        December 31,     December 31,
                                                                      1996          July 31, 1996        1995             1994
                                                                 -------------     --------------    ------------     --------------
                                                                                                      (Unaudited)      (Unaudited)
Sales ......................................................     $ 11,707           $ 14,039          $ 28,835          $ 22,821
Cost of sales ..............................................       10,287             11,582            22,856            16,614
Selling, general and administrative
   expenses ................................................        1,771              2,775             5,956             6,044
                                                                 --------           --------          --------           -------
Income (loss) from operations ..............................         (351)              (318)               23               163
Interest income (expense), net .............................            3                (43)             (115)              (75)
Gain on transfer of foreign subsidiary to
   creditor in satisfaction of liability ...................           --                846                --                --
Net reorganization costs ...................................           --                (63)             (329)             (522)
Other income (expense) .....................................           41                113                51              (118)
Provision for income taxes .................................           --               (215)             (114)             (237)
                                                                 --------            -------           -------           -------
Net income (loss) ..........................................     $   (307)           $   320           $  (484)          $  (789)
                                                                 ========            =======           =======           =======

Net loss per share .........................................     $  (0.15)
                                                                 ========



         The accompanying notes are an integral part of the consolidated financial statements.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  For the Five Months Ended December 31, 1996,
                    the Seven Months Ended July 31, 1996 and
                 the Years Ended December 31, 1995 (unaudited);
                              and 1994 (unaudited)
                                 (in thousands)



                                      Preferred      Common Stock      Additional                   Treasury Stock
                                         Stock     -----------------     Paid-in   Accumulated     -----------------
                                         Amount    Shares     Amount     Capital     Deficit       Shares     Amount       Total
                                         ------    ------     ------     -------     -------       ------     ------       -----
Balance, January 1, 1994 ............  $     --    3,696    $    369    $ 16,833    ($22,634)       (396)   ($ 2,683)   ($ 8,115)
Net loss ............................        --       --          --          --        (789)         --          --        (789)
                                         ------    -----     -------     -------     -------      ------      ------     -------
Balance, December 31, 1994 ..........        --    3,696         369      16,833     (23,423)       (396)     (2,683)     (8,904)
Net loss ............................        --       --          --          --        (484)         --          --        (484)
                                         ------    -----     -------     -------     -------      ------      ------     -------
Balance, December 31, 1995 ..........        --    3,696         369      16,833     (23,907)       (396)     (2,683)     (9,388)
Net income ..........................        --       --          --          --         320          --          --         320
Eliminate predecessor equity
  accounts in connection with
  fresh start reporting (See Note 1)         --   (3,696)       (369)    (16,833)     23,587         396       2,683       9,068
Issuance of new stock pursuant
  to reorganization plan ............     1,750    2,000         200          14          --          --          --       1,964
                                         ------    -----      ------     -------     -------      ------      ------     -------
Balance, July 31, 1996 ..............     1,750    2,000         200          14          --          --          --       1,964
Net loss ............................        --       --          --          --        (307)         --          --        (307)
                                         ------   ------      ------     -------     -------      ------      ------     -------
Balance, December 31, 1996 ..........  $  1,750    2,000    $    200    $     14       ($307)         --     $    --    $  1,657
                                       ========   ======     =======    ========     =======      ======      ======     =======


               The accompanying notes are an integral part of the
                        consolidated financial statements

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Five Months Ended December 31, 1996, the Seven
                 Months Ended July 31, 1996, and the Years Ended
                           December 31, 1995, and 1994
                            (in thousands of dollars)



                                                                Reorganized
                                                                  Company                           Predecessor Company
                                                                Five Months       --------------------------------------------------
                                                                   Ended          Seven Months         Year Ended        Year Ended
                                                                December 31,          Ended           December 31,      December 31,
                                                                    1996          July 31, 1996           1995              1994
                                                                ------------      -------------       ------------      ------------
Cash flows from operating activities                                                                   (Unaudited)       (Unaudited)
  Net (loss) income ....................................         $(307)           $   320               $  (484)            $  (789)
  Adjustments to reconcile net (loss)
   income to net cash provided
   (used) by operations:
     Depreciation and amortization expenses ............           171                123                   249                 240
     Gain on transfer of foreign subsidiary to
     creditor in satisfaction of liability .............            --               (846)                   --                  --
     (Increase) decrease in accounts receivable ........          (770)               443                   523                 627
     (Increase) decrease in prepaid expenses ...........           486                (26)                 (348)                299
     (Increase) decrease in other assets................             9                 (2)                   60                 142
     Increase (decrease) in accounts
     payable and accrued expenses ......................           729             (2,072)                   93                 209
                                                               -------            -------                ------             -------
Net cash provided (used) by operations .................           318             (2,060)                   93                 728
Cash flows from investing activities
  Capital expenditures .................................           (37)               (42)                  (36)                (87)
                                                               -------            -------                ------             -------
Cash flows from financing activities
 Net borrowings on note payable ........................            --                 --                    --                 209
                                                               -------            -------                ------             -------
Net increase (decrease) in cash ........................           281             (2,102)                   57                 850
Cash - beginning of period .............................           125              2,227                 2,170               1,320
                                                               -------            -------                ------             -------
Cash - end of period ...................................       $   406            $   125                $2,227             $ 2,170
                                                               =======            =======                ======             =======



         The accompanying notes are an integral part of the consolidated financial statements.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION

Science Management Corporation ("SMC") and Subsidiaries (collectively referred to as the "Company") is an international professional services firm that applies its expertise in management, information and engineering and technological services to a wide range of clients. During 1996, Science Management Corporation had seven active subsidiaries: SMC Management Services Group, SMC International (U.K.), SMC International Holdings, SMC France, SMC Business Information Systems Inc., SMC McEver Inc. and SMC Environmental Services Group. SMC Management Services Group, SMC International (U.K.), SMC International Holdings, and SMC France (started in June 1996) provide comprehensive re-engineering and transformation management programs and systems, competitive analysis, and organizational effectiveness. SMC International Holdings was disposed of during 1996 (see Note 9). SMC Business Information Systems Inc. offers solutions for all aspects of business recovery services, facilities management (outsourcing) and professional services. SMC McEver Inc. and SMC Environmental Services Group provide a diversity of engineering and technology services in the fields of design and engineering analysis, environmental and geotechnical consulting, process plant design and construction, contract engineering and maintenance.

On July 28, 1993, Science Management Corporation filed a voluntary petition for relief under Chapter 11, Title 11 of the U.S. Bankruptcy Code and operated its business as a debtor-in-possession under the supervision of the Bankruptcy Court until July 10, 1996. SMC's subsidiaries were not subject to the bankruptcy proceeding. The Company's emergence from bankruptcy proceedings was accomplished through a series of mutually interdependent transactions and agreements executed simultaneously at the closing.

Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7 (SOP 90-7), the Company adopted fresh start reporting which has resulted in the creation of a new reporting entity. The Company's assets and liabilities were adjusted to reflect fair values on July 31, 1996. In fresh start reporting, an aggregate value of $1,964,000 was assigned to SMC's common stock and preferred stock. Management established these values with the assistance of its financial advisors. These valuations considered SMC's expected future performance, relevant industry and economic conditions, and analyses and comparisons with comparable companies.

The reorganization value of SMC has been allocated to the Reorganized Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. The fresh start reporting adjustments resulted in, among other things, the allocation of substantial amounts to "reorganization value in excess of amounts allocated to identifiable assets." The amortization of this intangible asset, while not requiring the use of cash, will significantly affect future operating results. Adjustments have been made to reflect the discharge of pre-petition liabilities in accordance with the terms of the Plan of Reorganization.

The reorganization value of SMC has been determined using a modified version of the five-year cash flow projections presented in Exhibit L to the Disclosure Statement and a terminal value calculated in accordance with guidance contained in SOP 90-7. The five-year cash flow projections were modified to reflect SMC's emergence in July 1996, rather than the first quarter of 1996, as had been assumed in the Disclosure Statement, and since SMC has not achieved the anticipated level of cash flows originally estimated, modifications were made to reflect this shortfall and modify anticipated future cash flow performance based on an assessment of current circumstances. Estimated future cash flows and terminal values were discounted using an assumed rate of 14%. Liabilities arising under the Plan are stated at present value, using the same 14% discount rate applied to future cash flows.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Under the Bankruptcy Code, substantially all of SMC's liabilities existing prior to July 28, 1993 were stayed. These liabilities were presented at historical cost and classified in the Consolidated Balance Sheets as "Liabilities Subject to Compromise." Liabilities subject to compromise exclude pre-petition debt which was fully secured. Creditors and others affording pre-petition claims against the Company were obliged to file the basis of such claims with the Court by January 31, 1994. These claims were settled under the Plan of Reorganization through issuance of 400,000 shares of New Common Stock and payment of approximately $570,000 in cash to be paid over a three-year period on each anniversary of the effective date of the Plan of Reorganization.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Science Management Corporation and all subsidiaries. Intercompany balances and transactions have been eliminated.

Revenue Recognition

Unbilled receivables are stated at the lower of actual costs incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material and other reimbursable contracts, revenues including any applicable mark-ups are recorded as costs are incurred. Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized when the loss is considered probable and is reasonably determinable in amount.

It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expense during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment prior to July 1996 were stated at cost. Pursuant to fresh start reporting, the property and equipment was reflected at estimated fair value at July 31, 1996. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Excess of Cost Over Net Assets of Businesses Acquired

Prior to July 1996, excess of cost over net tangible assets of businesses acquired ("goodwill") resulted from acquisitions accounted for as purchases, was amortized over a 40-year period. Amortization of approximately $22,000, $22,000, and $13,000 is included in selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and the seven months ended July 31, 1996, respectively. On July 31, 1996, the balance was reduced to zero with all intangible assets being included in the caption "Reorganization Value". Amortization of the Reorganization Value included in selling, general and administrative expenses in the Consolidated Statement of Operations for the five months ended December 31, 1996 was $80,000.

Income Taxes

Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes result from timing differences between financial reporting and taxable income. Deferred tax assets are reduced by a valuation allowance when, based on management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable period (1,999,604 shares). Earnings (loss) per share of the predecessor company are not presented as the presentations are not meaningful.

Common and Preferred Stock

Pursuant to the Plan of Reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on April 17, 1996, and became effective on July 10, 1996, all of the common stock of SMC outstanding as of July 10, 1996 (the Old Common Stock) was cancelled. As provided by the terms of the Plan, holders of Old Common Stock, the holders of unsecured claims allowed by the Court in Chapter 11 proceedings, and certain members of the Company's management, received distributions of new common stock of SMC ("New Common Stock"). In addition, and as described in the Plan, Imperial Capital Worldwide Partners, L.P., the holder of the largest secured claim against SMC, received a distribution of 1,070,000 shares of New Common Stock together with a distribution of 1,750,000 shares of Science Management Corporation Preferred Stock, with a par value of $1.00 per share. The Preferred Stock is non-convertible, non-dividend bearing, and redeemable by the Company subject to conditions and restrictions contained in the Plan.

A total of 10,000,000 shares of New Common Stock, par value $0.10 per share, were authorized under the Plan, with 1,999,604 shares issued as described above on July 10, 1996.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands of dollars):


                                           December 31,   July 31,  December 31,
                                               1996         1996        1995
                                               ----         ----        ----
Advance billings ........................    $  122       $   74      $   87
Payroll and other taxes payable .........       336           40         371
Accrued salaries and vacation ...........       137           91         520
Accrued commissions and bonuses .........        12           --         469
Accrued pension and profit sharing ......       208          201         187
Accrued legal and accounting fees .......        --           --         521
Other accrued expenses ..................       445          466       1,778
                                             ------       ------      ------
TOTAL ...................................    $1,260       $  872      $3,933
                                             ======       ======      ======

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4 - INCOME TAXES

The components of income (loss) before income tax expense are as follows (in thousands of dollars):


                            Seven Months
         Five Months Ended     Ended          Year Ended         Year Ended
         December 31, 1996  July 31, 1996   December 31, 1995  December 31, 1994
         -----------------  -------------   -----------------  -----------------
Domestic       $(344)           $309             $ (27)            $(837)
Foreign           37             226              (343)              285
               -----           -----             -----             -----
   Total       $(307)           $535             $(370)            $(552)

The provisions for income taxes were composed on the following (in thousands of dollars):


                             Seven Months
         Five Months Ended      Ended          Year Ended          Year Ended
         December 31, 1996  July 31, 1996   December 31, 1995  December 31, 1994
         -----------------  -------------   -----------------  -----------------
Foreign         $ --            $215              $114              $212
Federal           --              --                --                --
State             --              --                --                25
                ----            ----              ----              ----
   Total        $ --            $215              $114              $237

The foreign tax provision is entirely a current provision which is the statutory tax on earnings in Belgium.

The Company has recorded a valuation allowance which offset the impact of any income tax provisions or benefits for U.S. federal tax purposes for the years presented.

SMC and its domestic subsidiaries file separate returns for state purposes. The state tax provision in 1994 relates to the states in which the Company had profitable operations.

At December 31, 1996, the Company has net operating loss carryforwards of $9,313,000 for federal income tax purposes, which will expire in the years 1997 through 2010. Due to the substantial changes in the Company's ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The Company also has net operating loss carryforwards available for use in the United Kingdom of approximately $1,000,000, which are available indefinitely, as well as minor amounts available for use in other jurisdictions. Due to the annual limitations and questions surrounding the Company's ability to utilize these carryforwards, the Company has recorded a valuation allowance to reserve the full amount of the net operating loss carryforwards.

Foreign and other tax credits of $2,018,000 are available to offset taxes otherwise payable. These credits generally expire through 2007.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

The following is a breakout by year of the Federal net operating losses and tax credits. In each case, expiration dates are December 31 of the indicated year (in thousands of dollars):


  Expiration Dates          Net Operating Losses           Foreign Tax Credit
  ----------------          --------------------           ------------------
        2000                    $   266                        $   --
        2003                        805                            --
        2004                        325                            --
        2005                      1,095                           858
        2006                         --                           736
        2007                      3,422                           424
        2008                      2,520                            --
        2009                        850                            --
        2010                         30                            --
                                 ------                        ------
           Total                 $9,313                        $2,018
                                 ======                        ======

NOTE 5 - NOTE PAYABLE

As of December 31, 1995, Imperial Capital Worldwide Partners, L.P. held claim to previous bank debt of the Company in the amount of approximately $5,150,000 which was secured by a first priority lien on the stock of SMC's domestic subsidiaries. Under the terms of the assignment, the debt was no longer accruing interest. (See Note 2 for a description of the satisfaction of the Imperial claim.)

NOTE 6 - STOCK OPTION PLANS

Prior to the reorganization in 1996, the Company maintained various stock option plans to provide incentive and nonqualified stock options to directors, officers and other key employees of the Company. There were no shares granted for the years presented. All stock option plans were terminated when the reorganization plan became effective.

NOTE 7 - PROFIT SHARING AND PENSION PLANS

SMC and certain subsidiaries have contributory or non-contributory profit sharing and pension plans covering substantially all of their employees. Subsequent to December 31, 1993, and as a result of the Company's cost savings reviews, actions were taken to terminate the profit sharing plans and consolidate the pension plans of the Company and its subsidiaries. As a result, there was no profit sharing expense during the three year period. Net periodic pension cost for 1996, 1995 and 1994 included the following components (in thousands of dollars):

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


                                                         1996     1995     1994
                                                        ------   ------   ------
Service costs-benefits earned during the period .....   $  93    $  77    $  77
Interest cost on projected benefit obligation .......     145      130      139
Actual return on plan assets ........................    (240)    (433)      75
Net amortization and deferral .......................       3      216     (308)
                                                         ----     ----     ----
Net periodic pension cost (income) for defined
benefit plans .......................................   $   1    $ (10)   $ (17)


The weighted average assumed rate of return on assets for the Company's defined benefit pension plans was seven percent in 1996, 1995 and 1994. Benefits were calculated based on a seven percent weighted average assumed discount rate for all years. In addition, the weighted average assumed annual increase in compensation over employees' estimated remaining working lives was four percent for 1996, 1995 and 1994.

Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment. The Company's policy is generally to fund net periodic pension costs as determined by actuarial valuations. As of December 31, 1996, the plan assets were composed of approximately 16 percent cash and equivalents, 48 percent fixed income securities (including preferred stock) and 36 percent common stock.

Presented below are the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 for its defined benefit pension plans (in thousands of dollars):

                                                              1996        1995
                                                              ----        ----
Actuarial present value of benefit obligation:
   Vested ............................................     $ 2,155      $ 1,993
   Non-vested ........................................          42           35
                                                             -----        -----
Accumulated benefit obligation .......................       2,197        2,028
Additional benefits based on estimated future salary..         220          119
                                                             -----        -----
Projected benefit obligation .........................       2,417        2,147
Less:  Fair value of assets ..........................       2,723        2,616
                                                             -----        -----
Plan assets in excess of projected benefit
obligation ...........................................         306          469
Unrecognized transition obligation ...................        (250)        (300)
Unrecognized net gain ................................         (65)        (182)
Unrecognized prior service cost ......................         (80)         (74)
                                                             -----        -----
Total accrued pension cost ...........................     $   (89)     $   (87)


The Employee Capital Accumulation Plan (EM CAP), a 401-K savings plan, is designed to encourage employees of the Company to save systematically through payroll deductions. Contributions by eligible employees are voluntary, and are not supplemented by the Company.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


NOTE 8 - OPERATING LEASES

The Company leases certain office equipment with remaining noncancellable lease terms in excess of one year and occupies office facilities under long-term operating lease agreements.

The future minimum rental payments as of December 31, 1996, associated with long-term noncancellable lease obligations, net of sublease income, are as follows (in thousands of dollars):

Year Ending December 31,

1997                 $415
1998                  178
                     ----
Total                $593
                     ====

Rental expense, net of sublease income, was $195,000 for the five months ended December 31, 1996, $275,000 for the seven months ended July 31, 1996, $522,000 for the year ended December 31, 1995 and $624,000 for the year ended December 31, 1994.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 1992, the Company entered into transactions with Donald R. Gant, a stockholder who held a significant portion of SMC's Old Common Stock. Under the terms of the transaction, SMC sold 500,000 shares of Old Common Stock to Mr. Gant for an aggregate purchase price of $750,000, paid in cash. Mr. Gant also loaned $2 million to SMC for working capital and general corporate purposes. The loan had a term of three years, with an interest rate of 9 % per annum and was secured by certain assets of the Company held by SMC International Holdings. The Company did not make all of the required interest payments to service this loan, and was in default thereof. As part of the plan of reorganization, Mr. Gant exchanged the note for ownership of SMC International Holdings resulting in a gain of $846,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Shortly after Science Management Corporation emerged from bankruptcy on July 10, 1996, disputes arose between its new majority investors, Imperial Capital Worldwide Partners, L.P. and the management of the Company. Subsequently, two lawsuits were instituted against Imperial and its principals. On September 6, 1996, two SMC administrative creditors filed a Complaint for injunctive and other relief entitled Ravin, Sarasohn, Cook, Baumgarten, Fisch & Rosen, P.C. and Shanley & Fisher, P.C. v. Imperial Worldwide Partners, L.P. et al. Case No. 93-34553 in the United States Bankruptcy Court, District of New Jersey, to restrain certain actions by Imperial and its principals and to designate James
A. Skidmore, Jr. as the manager of the Company to operate the Company on a day to day basis and carry out the terms of the Plan of Reorganization. On November 6, 1996, James A. Skidmore, Jr. and other management shareholders, and certain other shareholders filed a Complaint against Imperial entitled James A. Skidmore. Jr. et al. v. Imperial Capital Worldwide Partners, L.P. et al. Docket No. MON C 278-96 in the Superior Court of New Jersey, Monmouth County, Chancery Division, seeking an injunction against Imperial and its principals to rescind certain Board of Directors actions, to enjoin their interference with Mr. Skidmore's day to day management of the Company and to permit the Company to obtain working capital.

As part of the Stock Purchase Agreement dated April 30, 1997 between Versar, Inc. and Imperial Worldwide Partners, L.P. it was agreed that the Plaintiffs and the Defendants in the two above cited proceedings would execute mutual releases from further liability and agree to enter into Stipulations of Dismissal for both actions. The mutual releases have been signed by all but one plaintiff in the Skidmore case. In the event all releases are executed, Stipulations of Dismissal will be filed in the appropriate courts. Management does not expect that this case will have a material impact on the results of operations or financial condition of the Company.

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

In June 1996, Flintlock Ltd., a client of SMC McEver, a subsidiary of the Company, filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have also engaged in discussions regarding possible mediation. SMC McEver has retained counsel and is defending this matter vigorously. Management is evaluating the Company's defenses and potential exposure. The Company does not expert a material adverse effect on the financial condition or results of operations.

SMC has entered into employment agreements with Messrs. Skidmore and Rathgeber. Each of the agreements is for a three year term that commenced on July 10, 1996 (the Effective Date). The agreements provide for annual salaries of not less than $200,000 for Mr. Skidmore and not less than $124,875 for Mr. Rathgeber. Mr. Rathgeber's salary was increased to $150,000 effective June 1, 1997. Mr. Skidmore is also entitled to receive additional annual compensation in an amount equal to 4% of SMC's income before income taxes, as well as certain disability and life insurance benefits. Mr. Rathgeber's agreement provides that he is eligible to receive a discretionary bonus. If Mr. Skidmore's employment is terminated without cause by SMC or for cause by Mr. Skidmore (as such terms are defined in the agreement), Mr. Skidmore will be entitled to receive liquidated damages equal to the aggregate salary payable with respect to the remainder of the three year term plus an additional $100,000, as well as continuation of benefits for the remainder of the term. Mr. Rathgeber's employment may be terminated by SMC only for cause.

SMC and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that the ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its financial condition or results of operations.

NOTE 11 BUSINESS INFORMATION

The Company operates principally in one industry segment, which offers professional services for management, information, and engineering and technological services. The Company's operations include its domestic consulting operations as well as consulting operations in European countries. Revenue information by geographic area for 1996, 1995 and 1994 is as follows (in thousands of dollars):


                                                 Domestic    Foreign
                                                Operations  Operations    Total
                                                ----------  ----------   -------
Five months ended December 31, 1996 ........     $11,067     $   640     $11,707
Seven months ended July 31, 1996 ...........      10,519       3,520      14,039
Year ended December 31, 1995 ...............      19,250       9,585      28,835
Year ended December 31, 1994 ...............      12,496      10,325      22,821

                 SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 12 - REORGANIZATION COSTS

The process of reorganization gave rise to various types of revenues, expenses, gain and loss realizations, and provisions for anticipated losses (collectively, "net reorganization costs"). Net reorganization costs for the seven months ended July 31, 1996 and years ended December 31, 1995 and 1994, have been identified as such in the Consolidated Statements of Operations, and are as follows (in thousands of dollars):



                                                  1996         1995         1994
                                                  ----         ----         ----
Accounting fees .........................         $ 11         $  9         $105
Legal fees ..............................           30          305          402
Other ...................................           22           15           15
                                                  ----         ----         ----
Total ...................................         $ 63         $329         $522