Form 10-Q/A
period 1997-06-30
SCIENCE MANAGEMENT CORP /NJ/
filed 1997-10-06
CIK 87759

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q/A


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

                              Yes      No  X
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock               Outstanding at July 31, 1997
    ---------------------               ----------------------------
        $ .10 par value                      1,999,604 shares

              SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES

                            INDEX TO FORM 10-Q/A

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

              SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                        (Unaudited - in thousands)


                                                    June 30,      December 31,
                                                      1997            1996
                                                    --------      ------------

ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . . .       $    342        $    406
    Accounts receivable, net. . . . . . . . .          5,280           3,633
    Prepaid and other current assets. . . . .            148             165
                                                    ---------       ---------
      Total current assets. . . . . . . . . .          5,770           4,204

  Property and equipment, net . . . . . . . .            371             409
  Other assets. . . . . . . . . . . . . . . .             62              86
  Intangible. . . . . . . . . . . . . . . . .            980           1,077
                                                    ---------       ---------
      Total assets. . . . . . . . . . . . . .       $  7,183        $  5,776
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .       $  2,408        $  1,736
    Accrued payroll and vacation. . . . . . .            164             136
    Other liabilities . . . . . . . . . . . .          1,801           1,124
                                                    ---------       ---------
      Total current liabilities . . . . . . .          4,373           2,996

  Liabilities from reorganization plan. . . .          1,010           1,123
                                                    ---------       ---------
      Total liabilities . . . . . . . . . . .          5,383           4,119

  Stockholders' equity
    Preferred stock, $1 par value,
     1,750,000 shares authorized
     and outstanding. . . . . . . . . . . . .          1,750           1,750
    Common stock , $.10 par value;
     10,000,000 shares authorized
     and 1,999,604 shares outstanding . . . .            200             200
    Capital in excess of par value. . . . . .             14              14
  Accumulated deficit . . . . . . . . . . . .           (164)           (307)
                                                    ---------       ---------
      Total stockholders' equity. . . . . . .          1,800           1,657
                                                    ---------       ---------

      Total liabilities and
       stockholders' equity . . . . . . . . .       $  7,183        $  5,776
                                                    =========       =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

             SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                     For the Three-Month                For the Six-Month
                    Periods Ended June 30,            Periods Ended June 30,
                    ----------------------            ----------------------
                    1997            1996              1997            1996
                    ----            ----              ----            ----

GROSS REVENUE . . . . . . . . .  $  6,555    $  6,453    $ 12,429    $ 12,438
Purchased services and
 materials, at costs. . . . . .     3,444       2,382       5,982       4,556
                                 ---------   ---------   ---------   ---------
NET SERVICE REVENUE . . . . . .     3,111       4,071       6,447       7,882

Direct costs of services
 and overhead . . . . . . . . .     1,826       2,469       3,838       5,054
Selling, general and
 administrative expenses. . . .     1,135       1,530       2,448       2,981
                                 ---------   ---------   ---------   ---------
OPERATING INCOME. . . . . . . .       150          72         161        (153)

OTHER EXPENSE
Interest (income) expense . . .       ---          (4)        ---          43
Income tax expense. . . . . . .        18         216          18         216
                                 ---------   ---------   ---------   ---------

NET INCOME (LOSS) . . . . . . .  $    132    $   (140)   $    143    $   (412)
                                 =========   =========   =========   =========

NET INCOME (LOSS) PER SHARE . .  $    .07    $   (.04)   $    .07    $   (.12)
                                 =========   =========   =========   =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . .     2,000       3,300       2,000       3,300
                                 =========   =========   =========   =========



                        The accompanying notes are an integral
                   part of these consolidated financial statements.

             SCIENCE MANAGEMENT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                        For the Six-Month
                                                      Periods Ended June 30,
                                                      ----------------------
                                                        1997          1996
                                                        ----          ----

Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . .        $    143      $   (412)
 Adjustments to reconcile net income to
  net cash used in operating activities
      Depreciation and amortization . . . . .             180           200
      Provision for doubtful accounts
       receivable . . . . . . . . . . . . . .            (106)           20
                                                     ---------     ---------
         Subtotal . . . . . . . . . . . . . .             217          (192)

 Changes in assets and liabilities,
  net of asset dispositions
      (Increase) decrease in accounts
       receivable . . . . . . . . . . . . . .          (1,542)        1,701
      Decrease (increase) in prepaids
       and other assets . . . . . . . . . . .              41           (49)
      Increase (decrease) in accounts
       payable. . . . . . . . . . . . . . . .             672          (979)
      Increase (decrease) in accrued
       salaries and vacation. . . . . . . . .              28          (462)
      Decrease in other liabilities . . . . .             (25)       (2,266)
                                                     ---------     ---------
         Net cash used in operating
          activities. . . . . . . . . . . . .            (609)       (2,247)
                                                     ---------     ---------

Cash flows from investing activities
 Purchase of property and equipment . . . . .             (46)          (34)
                                                     ---------     ---------

Cash flows from financing activities
 Net borrowings on notes payable. . . . . . .             ---           173
 Principal payments on long-term debt . . . .            (113)          ---
 Proceeds from Versar . . . . . . . . . . . .             704           ---
                                                     ---------     ---------
         Net cash provided by financing
          activities. . . . . . . . . . . . .             591           173


Net decrease in cash. . . . . . . . . . . . .             (64)       (2,108)
Cash at the beginning of the year . . . . . .             406         2,227
                                                     ---------     ---------

Cash at the end of the period . . . . . . . .        $    342      $    119
                                                     =========     =========

Supplementary disclosure of cash flow information:
 Cash paid during the period for
  Interest. . . . . . . . . . . . . . . . . .        $      0      $     43
  Income taxes. . . . . . . . . . . . . . . .               0             0



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

     The total number of Old Common Stock cancelled pursuant to the Plan was 3,300,000 shares. A total of 10,000,000 shares of New Common Stock, par value $0.10 per share, were authorized under the Plan, with issuance as described above on July 10, 1996, of a total of 1,999,604 shares.

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

     Selling, general, and administrative expenses decreased $533,000 (18%) in the first six months and $395,000 (26%) in the second quarter of 1997 as compared to similar periods in 1996. This reduction reflected cost control measures throughout the Company, led by reduced commercial insurance costs through consolidation of the insurance program, as well as the impact of the absence in 1997 of general and administrative expenses from the former European businesses.

     The absence of interest expense in the current year resulted from the satisfaction in May 1996 of a secured interest-bearing pre-petition claim on the Company, satisfied through the sale of the former European subsidiaries.

     Income tax expense in 1996 resulted entirely from the former European subsidiaries.

     SMC reported net income of $143,000 for the first six months and $132,000 for the second quarter of 1997, compared with losses of $412,000 and $140,000 in the respective periods of 1996. The improvement is the result of improved earnings in the consulting services and the engineering and

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

construction units, both of which were profitable in the 1997 periods after reporting losses for the first six months of 1996, complemented by increased profitability levels in the business information systems unit. These gains were offset in part by continuing losses in the environmental unit, which has experienced significant revenue declines primarily as a result of decreased environmental enforcement activity in its service area.

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











Date:  October 6, 1997